Form 10-K405
period 1998-12-31
US XCHANGE LLC
filed 1999-03-31
CIK 1070677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 333-64717

                               US XCHANGE, L.L.C.
             (Exact name of registrant as specified in its charter)


                MICHIGAN                                38-33505418
       (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)

       20 MONROE AVENUE NW, SUITE 450, GRAND RAPIDS, MICHIGAN         49503
               (Address of Principal Executive Offices)             (Zip Code)

       Registrant's telephone number, including area code: (616) 493-7000

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       At March 25, 1999, all of the membership interests of the registrant were held by two affiliates of the registrant.

                                     PART I

ITEM 1.      BUSINESS.

       EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF US XCHANGE'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN EXHIBIT 99.1 TO THIS ANNUAL REPORT ON FORM 10-K.

WHO WE ARE

       US Xchange, L.L.C. is a full service, facilities-based competitive telephone company. We provide bundled local and long distance telephone, data and internet communications services over our own high speed digital networks and switching systems. We offer our telecommunications services primarily in Tier III Markets in the midwestern United States. We consider "Tier III Markets" as metropolitan areas in the United States with populations ranging from 100,000 to 750,000. Our target customers include small and medium-sized businesses, internet service providers and government and other institutional end users, as well as residential end users. Our objective is to become the leading competitor to the incumbent local telephone company, either Ameritech Corp. or GTE Corporation, in each of our current markets, by offering complete, cost-effective telecommunications solutions.

       We commenced commercial operations in July 1997. Ronald H. VanderPol and Richard Postma, our co-founders and Co-Chairmen, are experienced operators of competitive telecommunications companies, including:

       - City Signal, Inc., one of the country's first competitive local telephone companies, which sold its Michigan operations to Brooks Fiber Properties, Inc. in 1996 and sold certain other fiber properties to Teleport Communications Group Inc. and a predecessor of Nextlink Communications Inc.;

       - Teledial America, Inc., a switch-based long distance reseller that was sold to LCI International, Inc. in 1996; and

       - Digital Signal, Inc., a carrier's carrier that was sold to a predecessor of Qwest Communications International Inc. in 1990.

Mr. VanderPol has invested $60 million in equity of the Company. Our senior management team includes individuals with over 100 years of collective experience in the telecommunications industry, including key executives with significant experience in telecommunications marketing, network design, deployment and operation, operations support and other back office systems, finance and regulatory affairs.

       We are a Michigan limited liability company, and our principal executive offices are located at 20 Monroe Avenue NW, Suite 450, Grand Rapids, Michigan 49503. Our telephone number is (616) 493-7000.

WHERE WE PROVIDE TELECOMMUNICATIONS SERVICES

       We provide telecommunications services in eight commercial regions in Wisconsin, Indiana, Illinois and Michigan. Upon entering a market, we initially resell the services of the incumbent local telephone company. As each of our local networks and switching systems becomes commercially operational in that market, we transition our resale customers to our own facilities-based services. As of December 31, 1998, we had switches and local fiber optic networks that were commercially operational in Appleton, Green Bay, Milwaukee, Madison and Oshkosh, Wisconsin, and in South Bend, Indiana. During the first calendar quarter of 1999, our switches and networks in Bloomington, Ft. Wayne, Elkhart and Evansville, Indiana and Rockford, Illinois became operational. We own all of these switches and local fiber networks, except for part of the network in Milwaukee, where we lease transmission capacity and related electronic equipment connected to our own host switch. We are currently deploying switches and local networks in each of our other markets in Wisconsin, Indiana and Michigan. See "-Markets" below.

HOW OUR NETWORKS WORK

       We interconnect our networks with all or substantially all of the central offices of the incumbent local telephone company and the "points of presence," or "POPs," of the principal long distance providers in each of our markets. A central office is a switching center, or central switching facility, of the incumbent local telephone company. Incumbent telephone companies often collect calls from multiple central offices at an "access tandem," which is an interconnection point on their local networks where they then transmit calls to other central offices or to a long distance carrier's POP. A POP is a location where a long distance telephone company has installed transmission equipment that serves as, or relays calls to, a network switching center of the long distance company.

       We also obtain "last mile" connections to our customers primarily through unbundled network elements that we lease from the incumbent local telephone company. Unbundled network elements are any of a number of facilities and equipment that an incumbent local telephone company may lease to another telecommunications provider, which then may offer its own telecommunications services. Unbundled network elements include features, functions and capabilities such as subscriber numbers, databases, signaling systems and information sufficient for billing and collection or necessary to transmit or route traffic or otherwise provide telecommunications services. In specific cases, if customer demand justifies the cost, we can directly connect our networks to our customers. We can also obtain access to our customers through the use of wireless transmission capacity that we can lease from other providers.

       Our network design enables us to cost effectively access the entire targeted customer base in a broad geographic area and avoid underutilized or stranded investments in connections to customer premises. We believe these design features substantially reduce our investment in facilities and our ongoing operational expenses and provide us with a cost advantage over the incumbent local telephone companies.

KEY OPERATING STATISTICS

       As of December 31, 1998, US Xchange had:

       -  approximately $100.3 million in net networks and equipment;
       - approximately 700 route miles of local and long haul optical fiber deployed;
       - approximately 23,000 access lines in service (of which approximately 12% were served by our own facilities);
       -  13 local sales offices; and
       - 615 full-time employees, including approximately 220 employees engaged full time in our sales and marketing efforts.

We have entered into interconnection agreements with Ameritech in Wisconsin, Illinois, Indiana and Michigan and with GTE in Wisconsin, Illinois and Indiana. We are certified as a competitive local telephone company in each of our markets.

OUR BUSINESS STRATEGY

       The principal elements of our business strategy include:

       (1) focusing primarily on Tier III Markets in the Midwest;
       (2) achieving early-to-market competitive and marketing advantages in each of our markets;
       (3) deploying networks and switching facilities that can serve customers in an entire commercial region;
       (4) fully integrating our networks throughout all of our commercial regions;
       (5) emphasizing our local presence to gain market share;
       (6) installing high quality, flexible networks at a low cost; and
       (7) implementing innovative, integrated and scaleable operations support, customer care and billing systems.

OUR TELECOMMUNICATIONS SERVICES

       We began providing services in July 1997. Upon entering a market, we provide switched local, long distance and centrex services on a resale basis. As each of our local networks and switching systems becomes commercially operational, we are able to offer customers in that market a broader array of integrated telecommunications products and services utilizing our own facilities.


       We currently offer the following facilities-based switched services:

            TYPE OF SERVICE                    WHAT WE PROVIDE
            ---------------                    ---------------

           LOCAL SWITCHED               We offer a full complement of local
           SERVICES                     switched services, including local dial
                                        tone, 911, directory assistance and
                                        operator-assisted calling. We also offer expanded local area calling plans that are generally unavailable from the incumbent local telephone company.

            TYPE OF SERVICE                    WHAT WE PROVIDE
            ---------------                    ---------------

           ADVANCED LOCAL               The advanced software and equipment on
           FEATURES                     our networks also allow us to offer
                                        advanced local features to supplement
                                        our local switched services, including:

                                             - conference calling;
                                             - speed dialing;
                                             - call waiting;
                                             - voice mail;
                                             - call forwarding;
                                             - caller ID;
                                             - last number redial; and
                                             - return calling.

                                        We also offer a full range of advanced
                                        intelligent network services, such as
                                        end-user time-of-day routing and local
                                        number portability, which we believe are attractive features for many customers.

           CENTREX Our switches are equipped with the software and equipment needed to provide centrex services to business customers seeking a less costly alternative to their own on-site private branch exchange equipment to direct their telecommunications traffic. Centrex services include features such as direct dialing within a given phone system, direct dialing of incoming calls, voice mail and other value-added services.

           ADVANCED DATA                We offer high speed, digital packet-
           SERVICES                     switched data transmission services,
                                        such as Integrated Services Digital
                                        Network, or "ISDN," and have recently
                                        begun offering frame relay services.
                                        ISDN is a complex networking concept
                                        designed to support more sophisticated
                                        telecommunications services. These
                                        services include high-speed data file
                                        transfer, desktop videoconferencing,
                                        telecommuting, data network linking and
                                        other enhanced services that use a
                                        variety of voice, data and digital
                                        interface standards. Frame relay is a
                                        high-speed switching service used to
                                        transport "packets" of data between
                                        computers, particularly in local area
                                        networks.

            TYPE OF SERVICE                    WHAT WE PROVIDE
            ---------------                    ---------------

           LONG DISTANCE                We provide a full range of domestic,
           SERVICES                     international and toll-free 800/888 long
                                        distance telephone services. We purchase some of these services wholesale from long distance carriers for resale to our customers. We also provide our own facilities-based long distance services over leased and owned long haul fiber that interconnects our local networks and switches and through leased feature group access to the access tandems of the incumbent local telephone companies in regions that are contiguous to our owned facilities, as well as certain other regions when cost and demand justify.

           DEDICATED ACCESS             We offer private line, dedicated access
                                        services to customers who desire high
                                        capacity transmission connections to
                                        long distance carrier points of presence and to interconnect their own internal networks. These customers are typically larger businesses and governmental and other institutional end users.

           INTERNET We offer a variety of internet services for both retail customers and internet service providers. We offer dedicated and dial-up high speed internet access services via conventional modem connections, ISDN and frame relay. We market our retail internet services under the US Xchange brand name. We incorporate Netscape Communications
                                        Corporation's high-end commercial
                                        internet software products into our
                                        internet services and receive technical
                                        support for such products from Netscape.
                                        We also offer individualized,
                                        comprehensive turn-key internet services to our business customers, including web page hosting and design. We recently began offering a full range of local and internet access services on a wholesale basis to internet service providers, including local telephone numbers and switched and dedicated access to the internet.

           PAGING, CELLULAR, PCS        We currently offer paging services and
           SERVICES                     intend to offer cellular/PCS services on
                                        a resale basis by bundling such services with our other service offerings.

OUR NETWORK DESIGN AND ARCHITECTURE

       Recent developments in switching technologies have allowed us to cost-effectively bundle our own switched local and long distance services with services of other providers within the same switching platform. We deploy Class 5 switching systems and advanced transmission equipment throughout our networks. All systems are equipped with advanced software and are designed to offer a full complement of features and have the flexibility to add new services, including broadband and wireless communications, without significant incremental cost.

       We install Lucent Series 5ESS(TM)-2000 host switches and transmission equipment in each of our commercial regions. Markets within certain of our commercial regions are served only by a host switch, while others are served by a Lucent Series 5ESS(TM)-2000 EXM remote switch or Lucent FAST(TM)-equipment. A remote switch is linked to a host switch through high capacity fiber optic transmission lines for administrative functions. We believe this remote switching equipment can provide substantially all of the same telecommunications services as a host switch, even if the link connecting them is temporarily interrupted, for approximately 33% to 50% of the installation and operational costs of a host switch. We use FAST(TM) equipment in markets with only one incumbent carrier central office to carry traffic from such central office location to our host switch. By accommodating up to 3,500 access lines, FAST(TM) equipment serves as a cost-effective alternative to standard subscriber loop carrier transmission equipment, which can only accommodate up to 672 access lines. We believe our network architecture allows us to cost-effectively provide our services in smaller markets and over a broader geographic area.

       Our owned networks consist of digital fiber optic cable backbones that typically contain 72 fiber strands. These network backbones have the high bandwidth transmission capacity needed to accommodate the rapidly increasing demand for data communications services. We construct our local networks in a ring design that allows for the routing of traffic simultaneously in both directions around the ring. This provides an alternative transmission path in the event of a fiber cut in the network. We also install back-up electronics that become operational in the event of the failure of the primary network components. We believe this built-in redundancy, by increasing the reliability of our networks and systems, is important to customers with critical communications requirements.

       In Milwaukee, we operate our own host switch but lease local network transmission capacity and related electronic equipment from another telecommunications carrier pursuant to service agreements that expire in December 2000 and April 2001. We pay this carrier aggregate monthly fees of approximately $50,000 for these leased facilities. The leasing carrier may terminate these agreements in the event of a material breach that we do not correct within 30 days of our receipt of notice of the breach. We expect to replace this leased capacity in the future with our own fiber if and when we experience sufficient traffic volume growth to warrant this investment.

       We connect our networks throughout our commercial regions in the Midwest by constructing, leasing or acquiring long haul fiber transmission capacity. We also lease feature group access to the access tandems of the incumbent local exchange carrier to originate and terminate calls in regions bordering our owned facilities, as well as certain other regions where cost and demand justify. We believe that this allows us to reduce our use of the facilities of other providers and transmit long distance calls for our customers at an attractive cost.

       We have acquired and plan to acquire long haul fiber linking certain of our networks through swap and joint build arrangements with other providers. Swap arrangements involve exchanges of indefeasible rights to use dark fiber. Joint build arrangements involve cost-sharing construction of owned fiber. We believe these arrangements provide a cost-effective means of acquiring the long haul transmission capacity we need to interconnect our networks.

       We monitor our fiber optic networks and switching and transmission equipment seven days per week, 24 hours per day, using our network operations control center in Grand Rapids, Michigan.

OUR MARKETS

       We evaluate each of our potential markets on the basis of the following:

       - our "bottom up" analyses of the potential demand for our telecommunications services, which includes analyses of certain publicly available economic and demographic data and our experience in similar markets;

       - the level of actual and potential competition from other competitive local telephone companies; and

       - the disparity between the incumbent local telephone company's local service pricing and our anticipated cost of providing comparable service.

     We believe that we can most effectively penetrate our markets by installing networks and switching facilities that can address customers in an entire commercial region. We believe that this regional focus enables us to

       - take advantage of economies of scale in network marketing, management and operation;

       - cost-effectively address the available customer base in each of our markets; and

       - leverage the US Xchange brand name across the markets within a commercial region.


       The following table presents information concerning our current markets:

                    OTHER LOCATIONS                      SWITCH AND
   COMMERCIAL        SUPPORTED BY          RESALE          NETWORK       ROUTE                 ADDRESSABLE  APPROXIMATE
    REGION(1)       HOST SWITCH(1)     COMMENCEMENT(2) OPERATIONAL(2)  MILES(3)  COLLOCATIONS ACCESS LINES POPULATION(4)
----------------   ----------------    --------------- --------------  --------  ------------ ------------ -------------
GREEN BAY/
 APPLETON, WI                             3Q/97            1Q/98           1          2          97,660       433,000
                   Oshkosh, WI            3Q/97            2Q/98           4          1          42,711            --
                   Green Bay, WI          3Q/97            2Q/98          23          4         114,196       337,000
MILWAUKEE, WI                             3Q/97            3Q/98          70          7         260,876     1,799,000
                   Kenosha, WI            3Q/97            2Q/99           6          2          50,065            --
                   Racine, WI             3Q/97            2Q/99           4          2          61,085            --
MADISON, WI                               3Q/97            3Q/98          28          5         156,984       649,000
                   Beloit, WI             3Q/97            2Q/99          12          1          25,031            --
                   Janesville, WI         3Q/97            2Q/99           1          1          41,808       234,000
SOUTH BEND, IN                            1Q/98            4Q/98          20          4         137,580       349,000
                   Elkhart, IN            2Q/98            1Q/99          25          3          74,888       252,000
BLOOMINGTON, IN                           2Q/98            1Q/99          15          2          75,193       235,000
FT. WAYNE, IN                             2Q/98            1Q/99          50          8         183,900       680,000
EVANSVILLE, IN                            3Q/98            1Q/99          30          3          74,888       518,000
ROCKFORD, IL                              4Q/98            1Q/99          22          3         126,878       439,000
KALAMAZOO, MI                             4Q/98            2Q/99          30          2          84,213       377,000
                   Battle Creek, MI       4Q/98            2Q/99          20          2          58,111       233,000
                   Grand Rapids, MI       1Q/99            2Q/99          25          5         234,386     1,009,000


----------

(1) Host switch locations are indicated in bold type; remote switch locations are indicated in standard type; and locations with other transmission equipment are italicized.
(2) Quarter during which we began offering services on a resale basis or the network or switch became or is planned to become commercially operational, as the case may be.
(3) Does not include long haul fiber that interconnects networks. As of December 31, 1998, we had deployed approximately 300 route miles of local fiber and approximately 400 route miles of long haul fiber and we plan to deploy approximately 1,000 additional route miles of local and long haul fiber by the end of 1999.
(4) Cities whose populations are not included in this table are included with other cities in the same commercial region. Populations are based on 1996 figures contained in the 1998 Rand McNally Commercial Atlas and Marketing Guide.

OUR SALES AND MARKETING EFFORTS

     Our customer base includes both business and residential end users. We also offer certain of our services on a wholesale basis to internet service providers, utilities and other telecommunications providers.

     We believe that rapidly establishing a broad, local market presence and brand name recognition across both business and residential customer bases is important for our success in our markets. To gain early entry into our markets, we establish a local sales force in each market which offers switched local, long distance and centrex services on a resale basis until we complete construction of our networks and switch our customers to our own facilities. By initially reselling other carriers' services, we build brand name recognition in each of our markets and a customer base that we transition to our own networks as they become operational. Typically, we have required approximately six to nine months from the beginning of network construction in a market to the provision of our own facilities-based switched services. To accelerate the deployment of our networks, we have outsourced the installation and initial service turn-up of our network systems to Lucent Technologies, Inc.

     In each of our markets, we engage in market-wide US Xchange brand name advertising campaigns, including print, television and radio advertisements, that support both our business and residential marketing efforts. We also utilize both inbound and outbound telemarketing programs and participate in affinity group programs and marketing partnerships with local and regional businesses, including utilities. These programs have a local market emphasis tailored to each particular market. We believe that our locally oriented, personalized sales and marketing organization and programs provides us competitive advantages over less focused incumbent local telephone companies in terms of image, service and customer loyalty.


     We focus on providing responsive, personalized service to our customers on a local market and regional basis. We establish sales offices serving, and recruit our local managers from, each of our local markets. We also have inside sales staff located in Green Bay, Wisconsin and at our headquarters in Grand Rapids, Michigan. As of March 25, 1999, we had approximately 220 employees engaged full time in our sales and marketing efforts, including approximately 200 persons staffing local sales offices in Wisconsin, Indiana, Illinois and Michigan. Approximately 150 of these employees were quota-bearing sales executives marketing our facilities based services. We also have agency programs to supplement our internal marketing efforts.

     In addition to their direct sales activities, our sales personnel provide customer care services to our customers on both a local and regional basis. Our support staffs in Green Bay and Grand Rapids provide customer care, seven days per week, 24 hours per day, to customers who require support or service during non-business hours.

OUR BUSINESS CUSTOMER STRATEGY

     Our local sales forces primarily target small to medium-sized businesses in their respective markets. We believe that a significant portion of these customers prefer a single-source provider that can deliver a full range of sophisticated and cost-effective solutions to their voice and data telecommunications needs with excellent, personalized customer service. We also believe that the incumbent local telephone companies typically do not have effective "face-to-face" marketing and customer service programs that specifically address the needs of these customers. We employ strategies designed specifically to address these small and medium-sized businesses, including:

       - hiring and training specialized account executives dedicated to developing this customer segment;

       -  increasing marketing efforts to shared tenant office buildings;

       - developing special services and service packages that are attractive to this market segment; and

       -  buliding US Xchange brand name recognition.

       We also target larger businesses and governmental and other institutional end users. These customers require maximum reliability, high quality solutions and timely introduction of new and innovative services. We address the requirements of these customers by providing:

       - a specialized sales and service approach employing engineering and sales professionals who design and implement cost-effective telecommunications solutions;

       -  a strong, regional presence;

       - ongoing development and integration of new telecommunications services; and

       -  reliable, sophisticated networks and systems.

OUR RESIDENTIAL CUSTOMER STRATEGY

       We also believe that there are attractive opportunities in our markets for us to provide bundled telecommunications services to residential customers. Our automated systems and procedures and the collocation of our networks in all or substantially all of the incumbent carrier central offices enable us to economically pursue sales to residential end users throughout our commercial regions. We specifically target creditworthy residential customers who we believe are likely to have needs for multiple services with various affinity group and other cost-effective marketing programs and service packages designed to appeal to such customers. We have developed affinity group programs with certain utilities in our markets, including programs in which the utility includes our marketing materials with its bills to its own customers, and with a variety of local entities, such as minor league baseball teams and church groups. We implement these programs in tandem with our other marketing programs primarily directed towards business customers, including by marketing our residential services to employees of our business customers.

OUR WHOLESALE STRATEGY

       To further leverage our fixed costs, we have identified selective channels for the sale of our services on a wholesale basis. For example, we have begun offering our local and internet access services on a wholesale basis to internet service providers in certain of our markets and have concluded an exclusive arrangement with an interconnect company with over 200,000 access lines in Indiana for the marketing of our services. We intend to establish other strategic alliances with, and supply wholesale services to, electric utility companies and other selected telecommunications providers for resale to their own customers.

OUR INFORMATION AND PROCESSING SYSTEMS

       To effectively serve our customers and manage our business, we rely significantly on our automated operations support, customer care and billing systems. We have either acquired these systems from, or developed them with, third party vendors with proven software and extensive knowledge of these systems. We have recently completed the integration of our provisioning, order entry and billing systems. This has allowed us to add more efficiently to our customer base by processing new service orders and provisioning new customers more quickly.

     In addition to cost advantages, our automated information systems and procedures for operations support and customer care provide us with a marketing advantage by allowing us more quickly and efficiently to activate and change services for our customers and provide more responsive customer support and service. Unlike the legacy systems currently used by certain of the incumbent local telephone companies, our systems are:

       -  scaleable;

       -  may be employed either centrally or in more than one location; and

       - automate many of the functions that previously required multiple manual entries of customer information to accomplish order management, provisioning, switch administration and billing.

The incumbent carriers' legacy systems are not only labor-intensive but also create numerous opportunities for errors in provisioning services and billing, delays in installation, service interruptions, poor customer service, increased customer churn and significant added expenses due to duplicated efforts and the need to correct service and billing problems.

       Our automated systems enter, schedule, provision and track a customer's order from the point of sale to the installation and testing of service and include automated interfaces with trouble management, inventory, billing, collection and customer service systems. This permits more rapid service activation, changes and repairs with fewer errors.

       To initiate service for a customer either on a resale basis or using unbundled network elements, we must interface with the systems of the incumbent local telephone companies and wholesale long distance providers. We have established arrangements for "electronic bonding" with approximately 95% of the central offices of the incumbent telephone companies and certain of the long distance carrier points of presence in our markets. Electronic bonding permits us to provision customer service electronically on an "assume as is" or "assume as specified" basis. We currently provision the remaining central offices and points of presence in our markets via fax or e-mail order entry. We plan to work actively to establish electronic bonding between our automated operations support and customer care systems and the remaining central offices and points of presence to the fullest extent possible.

       We have developed a convergent billing system that interfaces with our operations support systems and enables issuance of a single billing statement for all of our local, long distance and internet services, as well as for any third-party paging, cellular and other services we offer for resale. Among other benefits, this system generates a single billing statement that is "user friendly". It provides our customers with more enhanced billing detail and is easier to read and understand. Our billing system has the ability to provide multiple summary methodologies, handle multiple hierarchies for commercial accounts and accommodate a variety of output media, including paper, electronic datafile, web site access and diskette.

       We believe that our automated, integrated information and processing systems allow us to provide faster customer service initiation and changes, greater billing accuracy and customization, and a superior level of customer service.

OUR COMPETITION

       The telecommunications industry is highly competitive, and one of the primary purposes of the U. S. Telecommunications Act of 1996 is to foster additional competition. We believe that the principal competitive factors affecting our business operations are competitive pricing, quality of services and products, and innovative service and product offerings. We expect to experience declining prices and increasing price competition. Our ability to compete effectively will depend upon our ability to provide high quality, market-driven products and services with excellent personalized customer service at prices generally below those of our competitors.

       We believe that our investment in high speed fiber optic ring networks, advanced switching, transmission and related electronic equipment, and automated operations support, customer care and billing systems, coupled with our emphasis on personalized sales and customer care, provide us certain competitive advantages. We believe this allows us to

       - cost-effectively tailor our service offerings to meet the diverse voice and data transmission needs of our customers, and

       - provide our customers with the convenience of "one-stop shopping" for bundled offerings of telecommunications services.

    In each of our markets, we compete principally with the incumbent local telephone company serving such market, either Ameritech or GTE. We expect to face significant competitive product and pricing pressure from these companies because the incumbent generally has

       -  long-standing relationships with its customers,

       - financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours,

       - the potential to fund competitive services with cash flows from a variety of businesses, and

       -  a nearly monopolistic market share.

       Increasing competition has led to consolidations among the regional Bell operating companies, including the pending agreement of SBC Communications, Inc. to acquire Ameritech. Following this combination, SBC would be a coast-to-coast local telephone company with an estimated 30% of all United States local access lines. SBC has also announced plans to enter an additional 30 markets outside the territories of the combined entity. In addition, Bell Atlantic Corporation has reached an agreement for the acquisition of GTE. We expect that, as telecommunications providers continue to consolidate and form additional strategic alliances, we will face significant new competitors, including regional Bell operating companies who seek to operate outside their current local service areas.

       In each of our commercial regions, we also face significant competition from other facilities-based competitive local telephone companies and long distance carriers, which further increases the pricing pressures on our business. After the investment and expense of establishing a network and support services in a given market, the marginal cost of carrying an additional call is negligible. We believe that Tier III markets will support only a limited number of competitors and that operations in Tier III markets with multiple competitive providers are likely to be unprofitable for one or more of the competitive providers.

       The following table sets forth the competitive local telephone companies that currently provide local services or have started or announced plans for either construction or sales activities in our current markets.

                MARKET                                       COMPETITIVE LOCAL TELEPHONE COMPANY
                ------                                       -----------------------------------
         Green Bay/Appleton, Wisconsin                       TDS Telecom, Inc.
                                                             McLeod USA Incorporated

         Milwaukee, Wisconsin                                AT&T Local Services
                                                             Time Warner Telecom
                                                             MCI WorldCom, Inc.
                                                             McLeod USA Incorporated

         Madison, Wisconsin                                  KMC Telecom Holdings, Inc.
                                                             TDS Telecom, Inc.
                                                             McLeod USA Incorporated

         Ft. Wayne, Indiana                                  KMC Telecom Holdings, Inc.

         Evansville, Indiana                                 SIGECO Advanced Communications Inc.

         Rockford, Illinois                                  McLeod USA Incorporated

         Kalamazoo, Michigan                                 Climax Telephone Company

         Grand Rapids, Michigan                              MCI WorldCom Inc.

There may also be additional competitors with plans to enter our markets. We are currently not aware of any competitive local telephone companies that provide or have announced plans to provide local services in South Bend, Elkhart or Bloomington, Indiana.


       Prices in both the long distance business and the data transmission business have declined significantly in recent years and we expect them to continue to decline. We face competition from large long distance carriers such as AT&T Corp., MCI WorldCom, Inc. and Sprint Corporation, as well as smaller carriers, who have begun to offer integrated local, long distance and data telecommunications services. AT&T recently acquired Teleport Communications Group, Inc., a major competitive local exchange carrier, and Tele-Communications, Inc., a major cable television company, and MCI WorldCom has recently acquired local networks in approximately 100 cities. These combinations have enhanced the ability of these carriers to offer bundled local and long distance telecommunications services. Regional Bell operating companies are also making concerted efforts to gain regulatory permission to offer their own bundled local and long distance telecommunications services.

       As telecommunications technologies continue to change rapidly, we expect increasing competition in our markets from other potential competitors who may be considered less traditional providers of telecommunications services, including:

       -  cable television companies;

       -  microwave, satellite and other wireless telecommunications providers;

       -  providers of internet telephony services;

       -  electric utilities; and

       -  resellers.

In particular, companies offering or preparing to offer internet-protocol-based voice and data transmission services, such as Qwest Communications International, Inc., Level 3 Communications, Inc., and Williams Communications Group, are building nationwide networks that can access each of our markets. Electric utilities and cable companies are also likely competitors given their existing rights of way. Electric utilities using digital line power technologies can transmit internet and data services over their power lines at speeds faster than those achievable by telephone companies on their digital subscriber or integrated services digital network lines. Other new technologies such as internet telephony, cable modem service and wireless networks utilizing local multi-point distribution services and satellite transmission, which can be used to provide high capacity wireless local loop, local area network, internet access and interactive services, have also created significant new competitors that may have a lower cost basis than ours. We believe that there may also be an increasing level of agent and distributor resale initiatives in our markets, which may add further to competitive pricing pressures.

       The World Trade Organization agreement on basic telecommunications could further increase the level of competition we face. Under this agreement, the United States and 68 other World Trade Organization members committed themselves to opening their respective telecommunications markets to foreign ownership and/or to adopting regulatory measures to protect foreign competitors against anticompetitive behavior by dominant telecommunications companies. We expect that this initiative will encourage foreign companies to expand their operations into the United States. An example of this is the recently announced agreement of Global Crossing, Ltd. to acquire Frontier Corp. for $11.2 billion.

REGULATION

       Our services are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate communications. Local governments also sometimes impose franchise or licensing requirements on competitive local telephone companies.

FEDERAL REGULATION

       The Telecommunications Act of 1996 provides for comprehensive reform of the nation's telecommunications laws and is designed to enhance competition in the telecommunications industry and to prevent anti-competitive practices. The 1996 Act seeks to accomplish these goals by:

       - removing state and local entry barriers,
       - requiring incumbent local telephone companies to provide interconnection to their facilities,
       - facilitating end users' choices to switch service providers from incumbent local telephone companies to competitive providers such as US Xchange,
       - requiring that services be accessible to and usable by persons with disabilities, and
       - requiring access to rights-of-way.

       Under the 1996 Act, regional Bell operating companies have the opportunity to provide in-region long distance services if they meet certain conditions, and they are no longer prohibited from providing certain cable TV services. In addition, the 1996 Act eliminates certain restrictions on utility holding companies, thus clearing the way for them to diversify into telecommunications services.

       The 1996 Act specifically requires all telecommunications carriers (including incumbent local telephone companies and competitive local telephone companies such as US Xchange):

       - not to prohibit or unduly restrict resale of their services;
       - to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings;
       - to afford access to poles, ducts, conduits and rights-of-way; and

       - to establish reciprocal compensation arrangements for the transport and termination of telecommunications.

       The 1996 Act also requires incumbent local telephone companies to provide interconnection for the transmission and routing of local exchange services (a) at any technically feasible point within the incumbent local telephone company's network, (b) that is at least equal in quality to that provided by the incumbent local telephone company to itself, its affiliates or any other party to which the incumbent provides interconnection and (c) at rates and on terms and conditions that are just, reasonable and nondiscriminatory.

       Incumbent local telephone companies also are required under the 1996 Act to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer for resale at wholesale rates their telecommunications services offered at retail to subscribers who are not telecommunications carriers and to facilitate the collocation of equipment necessary for competitors to interconnect with or access the unbundled network elements. The term "network element" means a facility or equipment used in the provision of telecommunications services and includes features, functions and capabilities that are provided by means of such facility or equipment (including subscriber numbers, databases, signaling systems, and information sufficient for billing and collection or used in the transmission, routing or other provision of telecommunications services). The 1996 Act delegated authority to the FCC to determine which network elements should be made available to competitive providers on an unbundled basis, taking into consideration, at a minimum, whether competitive access to proprietary elements is necessary and whether the failure to provide such access would impair the ability of the competitive provider to provide the services it seeks to offer. However, certain aspects of the FCC regulations designed to implement these provisions are subject to litigation as discussed below.

       The 1996 Act also removed on a prospective basis most restrictions on the regional Bell operating companies resulting from the consent decree which provided for divestiture of the regional Bell operating companies from AT&T in 1984. The 1996 Act establishes procedures under which a regional Bell operating company can enter the market for inter-LATA (i.e., long distance) services within the area where it provides local exchange service (the 1996 Act permitted the regional Bell operating companies to enter the out-of region long distance market immediately upon enactment). Before the regional Bell operating company can provide in-region long distance services, it must obtain FCC approval upon a showing that facilities-based competition is present in its local market, that the regional Bell operating company has entered into interconnection agreements with competitors in the states where it seeks authority, that the interconnection agreements satisfy a 14-point "checklist" of competitive requirements and that such entry is in the public interest. To date, such authority has not been granted to any regional Bell operating company, but requests by regional Bell operating companies are the subject of various pending petitions and appeals. The provision of in-region long distance services by regional Bell operating companies in our markets would permit them to offer bundled local and long distance services, thereby eliminating one of our current marketing advantages.

       FCC Rules Implementing the Local Competition Provisions of the Telecommunications Act of 1996. On August 8, 1996, the FCC issued an order which established a framework of minimum, national rules enabling state public utility commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Act. The order promulgated rules to implement Congress' statutory directive concerning the interconnection obligations of the incumbent local telephone companies. The FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the incumbent local telephone companies' networks. The FCC adopted a minimum list of unbundled network elements that incumbent local telephone companies must make available to competitors upon request and a methodology for states to use in establishing rates for interconnection and the purchase of unbundled network elements. The FCC also adopted a methodology for states to use when applying the 1996 Act's "avoided cost standard" for setting wholesale prices with respect to retail services. On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit vacated certain portions of the FCC's rules.

       On January 25, 1999, the U.S. Supreme Court overturned the Eighth Circuit's decision and reinstated the FCC's rules. The Supreme Court upheld (1) the FCC's "all elements" rule (i.e., the rule that a competitive local telephone company can elect to provide service completely through access to the incumbent local telephone company's unbundled elements), (2) the FCC's pricing rules and (3) the FCC's "pick and choose" rule, which allows competitive providers to select portions of previously approved interconnection agreements for their own use. The Supreme Court also upheld the FCC's expansive definition of network elements which are defined to include operator and directory assistance services, OSS systems and vertical switching features such as caller ID, call forwarding and call waiting.

       However, the Supreme Court held that the FCC, when it gave competitive local telephone companies blanket access to all network elements did not adequately address the statutory provisions of the 1996 Act which require it to consider (1) whether access to an incumbent local telephone company's proprietary elements is "necessary" and (2) whether the failure to provide a competitive local telephone company with access to particular elements would "impair" the ability of that competitive carrier to provide the services it seeks to offer. Accordingly, the FCC will be required on remand to supply some access limiting standard rationally related to the goals of the 1996 Act. This creates some regulatory uncertainty as to which elements will be required to be made available and could provide a basis for incumbent local telephone companies to challenge their obligations under existing agreements.

       The Supreme Court remanded the cases to the Eighth Circuit for proceedings consistent with its opinion. On February 18, 1999, various incumbent local telephone companies requested that the Eighth Circuit, among other actions, delay executing the Supreme Court's judgment with respect to the core pricing and other matters on which they lost jurisdictional arguments in the Supreme Court, pending resolution of the issues before the Eighth Circuit on remand. The FCC and various intervening competitive providers have opposed this request. At this time, we cannot predict the outcome of this proceeding and its impact on our business.

       Advanced Data Services. On August 7, 1998, the FCC issued an opinion which stated that advanced data services, such as high-speed internet access and video telephony, offered by incumbent local telephone companies are subject to the provisions of the 1996 Act regarding terms of and procedures for interconnection with local telephone companies, and that the facilities and equipment used to provide such advanced services are network elements that must be provided to new entrants on an unbundled basis. The FCC also held that incumbent local telephone companies must offer for resale, at wholesale rates, any advanced services that they offer to subscribers that are not telecommunications carriers. SBC Communications has petitioned the Eighth Circuit to review the FCC's opinion in an effort to obtain permission to offer advanced services free of the unbundling and resale requirements.

       The FCC also proposed, in a notice of proposed rulemaking, to permit incumbent local telephone companies to form separate affiliates that could offer advanced services without giving competitors access to network elements at discounted prices. Thus, the separate affiliates could install new data equipment to upgrade incumbent local telephone company networks to digital subscriber line standards without having to share the new networks with competitors. To the extent that the affiliates provided interstate exchange access service, they would be presumed to be nondominant and therefore not subject to price cap or rate of return regulation for advanced services, and would not be required to file tariffs for such services. The incumbent local telephone companies, however, would be required to give their competitors and the new affiliates access on an equitable basis to the incumbent local telephone companies' central offices to install data equipment, and would also have to provide access on an equitable basis to their local loops conditioned for data use.

       The FCC's proposal would not change the existing prohibition on the provision of services by incumbent local telephone companies across local access and transport area, or "LATA," boundaries, although the FCC stated that it would take comments on easing these restrictions in special cases. It is unclear at this time whether the FCC's proposal will ultimately be adopted in its present form or what effect such adoption may have, and the impact on our business is therefore uncertain.

       On March 18, 1999, the FCC issued an order requiring incumbent telephone companies to make new collocation arrangements, including cageless and shared collocation of equipment, available to competing carriers such as US Xchange. The FCC also established spectrum compatibility rules in order to promote the timely deployment of advanced services. The FCC also tentatively concluded that it is technically feasible for two different carriers to share a single line to provide traditional voice and advanced services.

       Other Regulations. The FCC has established different levels of regulation for dominant carriers and nondominant carriers. For domestic common carrier telecommunications regulation, large incumbent local telephone companies such as Ameritech and GTE, are currently considered dominant carriers, while competitive local telephone companies such as US Xchange are considered nondominant carriers. As a nondominant carrier, we are subject to relatively minimal FCC regulation.

          - Tariffs. As a nondominant carrier, we may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of nondominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports concerning the carrier's interstate circuits and deployment of network facilities. However, we are required to offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and we are subject to FCC complaint procedures.

          In October 1996, the FCC adopted a detariffing order which eliminated the requirement that nondominant interstate carriers maintain tariffs on file with the FCC for domestic interstate services, and which provided that, after a nine-month transition period, relationships between interstate carriers and their customers would be set by contract. Several parties requested reconsideration and/or filed appeals of the FCC's detariffing order, and the FCC issued a reconsideration order on August 20, 1997, which reversed certain aspects of the FCC's previous regulations. The reconsideration order would still significantly limit the ability of carriers to tariff long distance services. If US Xchange is not permitted to tariff our long distance services, we would be required to provide such services on contractual terms and forgo reliance on filed rates.

          - Local Number Portability. In the 1996 Act, Congress sought to remove a perceived barrier to local telecommunications competition by requiring local telephone companies to enable customers to keep their telephone numbers when switching local carriers. Local telephone companies have implemented such number portability in the 100 largest Metropolitan Statistical Areas. Local telephone companies are also required to implement number portability in other areas within six months of receiving a request from a telecommunications carrier. In order to facilitate long-term number portability, the FCC adopted requirements on May 12, 1998 that the costs associated with number portability (such as those associated with building and operating regional number portability databases) will generally be allocated to all common carriers based on the carriers' intrastate, interstate and international end-user telecommunications revenues for each region. Incumbent local telephone companies will be permitted to recover costs directly related to providing local number portability through a monthly end-user charge that would be subject to FCC review. Carriers other than incumbent local carriers, including wireless carriers and competitive local telephone companies such as US Xchange, may recover such costs in any lawful manner. While it therefore appears that the FCC's policies regarding local number portability will not have a negative impact on our financial condition, those policies could change in the future.

       Access Charges. The FCC has granted the incumbent local telephone companies significant flexibility in pricing their interstate special and switched access services on a specific central office by central office basis. Under this pricing scheme, incumbent local telephone companies may establish pricing zones based on access traffic density and charge different prices for each zone. We anticipate that the FCC will grant incumbent local telephone companies increasing pricing flexibility as the number of interconnections and competitors increases. In two orders released on December 24, 1996 and May 16, 1997, the FCC took action to reform the current interstate access charge system. In the December 24th order, the FCC removed restrictions on incumbent local telephone companies' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. The May 16th order substantially increased the costs that incumbent local telephone companies subject to the FCC's price cap rules may recover through monthly, non-traffic-sensitive access charges and substantially decreased the costs that incumbent carriers may recover through traffic-sensitive access charges based on minutes of use. In the May 16th order, the FCC also announced its plan to bring interstate access rate levels more in line with costs. The plan will include rules that are expected to be established sometime in 1999 that may grant incumbent local telephone companies increased pricing flexibility upon demonstration of increased competition (or potential competition) in relevant markets.

       The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on our ability to compete in providing interstate access services. These changes will reduce access charges and will shift charges currently based on minutes of use to flat-rate, monthly per line charges. As a result, the aggregate amount of access charges paid by long distance carriers to access providers in the United States may decrease. The FCC also announced that it intends in the future to issue detailed rules for implementing a market-based approach to further access charge reform. That process will give incumbent local telephone companies progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The FCC also adopted a "prescriptive safeguard" to bring access rates to competitive levels in the absence of competition. On June 18, 1997, the FCC denied petitions filed by several incumbent local telephone companies asking the FCC to stay the effectiveness of its access charge reform decision. However, the FCC subsequently granted petitions for reconsideration by Sprint and various other parties and made relatively minor changes to, among other things, its requirements regarding the information that incumbent local telephone companies must provide to long distance carriers on the presubscribed long distance carrier charges that the incumbent local telephone companies levy on their presubscribed customers. The FCC's access charge order was appealed to the Eighth Circuit. On August 19, 1998, the Eighth Circuit unanimously upheld the FCC's access charge order. On October 6, 1998, the FCC released a public notice asking parties to refresh the record on access charge reform. It specifically requested comment on pricing flexibility proposals submitted by two regional Bell operating companies and on charging the 6.5% X-factor adjustment, which is applied annually to reduce incumbent local telephone company price cap indices.

       Incumbent local telephone companies around the country have been contesting whether the obligation to pay reciprocal compensation to competitive local telephone companies should apply to local telephone calls from the incumbent carriers' customers to internet service providers served by the competitive carriers. The incumbent local telephone companies claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Competitive local telephone companies have contended that the interconnection agreements provide no exception for local calls to internet service providers and reciprocal compensation is therefore applicable. In response to carriers' requests for clarification, on February 25, 1999 the FCC declared that, while internet traffic is jurisdictionally mixed, it is largely interstate in nature. However, the FCC's decision preserved the rule that exempts the internet and other information services from interstate access charges. The FCC's jurisdictional decision did not, however, determine whether calls to internet service providers are subject to reciprocal compensation in any particular instance. In this regard, the FCC concluded that carriers are bound by their existing interconnection agreements, as interpreted by state commissions, and thus are subject to reciprocal compensation obligations to the extent provided in their interconnection agreements or as determined by state commissions. The FCC also issued proposed rules to address inter-carrier compensation in the future.

       Currently, 29 state commissions (including Wisconsin, Illinois and Michigan), three federal courts and one state court have ruled that reciprocal compensation arrangements do apply to calls between end users and internet service providers within the same local calling area. Certain of these rulings are subject to appeal. Additional disputes over the appropriate treatment of internet service provider traffic are pending in other states. Despite the clear intent of the FCC and unanimous state authority on the issue, Ameritech announced on February 25, 1999 that, because the FCC has concluded that calls to internet service providers are interstate, Ameritech believes that it is not and never was required to pay reciprocal compensation on such calls and that Ameritech intends to seek to overturn the prior inconsistent orders. Industry experts expect other incumbent local telephone companies also to use the FCC ruling to support their argument that states should overturn their decisions on reciprocal compensation for dial-up calls to internet service providers. In an effort to preclude this, on March 11, 1999, MCI WorldCom, Inc. asked the U. S. Court of Appeals for the District of Columbia to review and vacate the FCC's ruling on the grounds that it is arbitrary, capricious and otherwise contrary to law. We provide local services to various internet service providers, and our interconnection agreements with Ameritech and GTE require them to pay us reciprocal compensation on calls from their customers to our internet service provider customers. If these agreements are not enforced, it could have an adverse effect on US Xchange.

       Universal Service Reform. On May 8, 1997, the FCC issued an order establishing a significantly expanded federal universal service subsidy regime to implement the provisions of the 1996 Act relating to the preservation and advancement of universal telephone service. The universal service order affirmed Congress' policy principles for universal telephone service, including quality of service, affordable rates, access in rural and high-cost areas, equitable and nondiscriminatory contributions, specific and predictable support mechanisms and access to advanced telecommunications services for schools, health care providers and libraries. For example, the FCC established new subsidies of up to $2.7 billion for telecommunications and information services provided to qualifying schools and libraries and for services provided to rural healthcare providers. Several parties have appealed the May 8th order. The appeals have been consolidated in the United States Court of Appeals for the Fifth Circuit where they are currently pending. In addition, on July 3, 1997, a number of incumbent local telephone companies filed a petition for stay of the May 8th order with the FCC. That petition is pending, as well as several petitions for administrative reconsideration of the order.

       All telecommunications carriers providing interstate telecommunications services, including US Xchange, and certain other entities, must contribute to the universal service support fund. Such contributions are assessed based on intrastate, interstate and international end user telecommunications revenues. Contribution factors vary quarterly and carriers are billed monthly. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. Based on the amount of our revenues in 1997 and 1998, we have not been required to make subsidy payments in any material amount during 1998 or 1999. However, we are currently unable to quantify the amount of subsidy payments that we will have to make in subsequent years and the effect that these required payments will have on our financial condition and results of operation.

STATE REGULATION

       Through our subsidiaries, we have obtained intrastate authority for the provision of a full range of switched services in Wisconsin, Illinois, Indiana and Michigan. We have also filed state tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We have entered into state-approved interconnection agreements with Ameritech in Wisconsin, Illinois, Indiana and Michigan and with GET in Wisconsin, Illinois and Indiana. We may be required to negotiate new or renegotiate existing interconnection agreements as we expand operations in current and additional markets in the future.

       Our interconnection agreements with Ameritech do not provide for termination except upon expiration of the term of the particular agreement. Our interconnection agreements with GTE provide for termination only upon default, which generally means a party's refusal or failure in any material respect to perform its obligations under the agreement, the violation of any material terms or conditions of the agreement and certain events of insolvency or bankruptcy. The defaulting party has 60 days from the receipt of any notice of default to cure the default before the other party may terminate the agreement.

       In addition to certification and tariff filing requirements, some states impose reporting, customer service and quality requirements, as well as unbundling and universal service requirements. In addition, we are subject to the outcome of generic proceedings held by state public service commissions to determine state regulatory policies with respect to incumbent local telephone company and competitive local telephone company competition, geographic build-out, mandatory detariffing, etc. Certain states, including Wisconsin, Illinois, Indiana and Michigan, have adopted or have pending proceedings to adopt specific universal service funding obligations.

       We believe that, as the degree of intrastate competition increases, the states will offer the incumbent local telephone companies increasing pricing flexibility. This flexibility may present the incumbent local telephone companies with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, thereby allowing incumbent local telephone companies to offer competitive services at lower prices. We cannot predict the extent to which this may occur, but it could have a material adverse effect on our business.

       Certain states also require carriers to obtain prior approval for, or notify the state commission of, certain events such as transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions.

LOCAL AUTHORIZATIONS

       When constructing a network, we generally must obtain municipal franchises and other permits. These rights are typically the subject of non-exclusive agreements of finite duration and provide for the payment of fees or the provision of services to the municipality with no or minimal compensation. In addition, we must secure rights-of-way, pole attachments and other access rights, which are typically provided under non-exclusive multi-year agreements that generally contain renewal options. Our network buildout is also subject to various locally-imposed building codes and licensing regulations. In some of our markets, we are required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as to post construction performance bonds or letters of credit.

       We install our fiber optic cable over both aerial and underground rights-of-way, which we obtain from electric and other utilities, state highway departments and other governmental authorities, railroads and other providers. The 1996 Act requires most utilities, including electric companies and most incumbent local telephone companies, to provide access to rights-of-way to competitive local telephone companies on non-discriminatory terms and conditions and at reasonable rates. However, we can provide no assurance that delays and disputes will not occur in connection with our existing or planned rights-of-way.

EMPLOYEES

     As of March 25, 1999, US Xchange had approximately 700 full-time employees, including approximately 220 employees engaged in our sales and marketing efforts. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages due to labor disputes and we believe that our relations with our employees are good.

ITEM 2.    PROPERTIES.

     US Xchange is headquartered in Grand Rapids, Michigan and leases offices and space in a number of locations, primarily for regional management and local sales offices and network equipment installations. The table below lists our current facilities, all of which we lease directly or through our subsidiaries:

                                                                                                  APPROXIMATE
                    LOCATION                                LEASE EXPIRATION(1)                 SQUARE FOOTAGE
-------------------------------------------------       -----------------------                 --------------
     Grand Rapids, Michigan                             December 2001(2)                              7,800
                                                        August 2002(5)                               44,000
                                                        March 2009(3)                                10,500
     Green Bay, Wisconsin                               July 2001(3)                                  6,600
                                                        February 2003(3)                              6,600
                                                        January 2003(5)                               1,200
     Appleton, Wisconsin                                April 2003(3)                                 4,800
                                                        September 2002(5)                             4,500
     Oshkosh, Wisconsin                                 September 2002(5)                             1,100
     Milwaukee, Wisconsin                               May 2008(5)                                   4,900
                                                        February 2003(3)                              3,500
                                                        October 2008(4)                               1,000
     Madison, Wisconsin                                 March 2003(5)                                 6,200
                                                        November 2003(3)                              3,900
     South Bend, Indiana                                May 2003(4)                                   5,500
                                                        May 2003(3)                                   3,500
     Bloomington, Indiana                               June 2003(4)                                  8,100
                                                        April 2003(3)                                 3,200
     Ft. Wayne, Indiana                                 May 2003(4)                                  12,800
                                                        June 2003(3)                                  3,800
     Elkhart, Indiana                                   June 2008(4)                                  5,200
     Evansville, Indiana                                August 2008(4)                                7,500
                                                        July 2003(3)                                  3,300
     Lafayette, Indiana                                 August 2003(3)                                3,000
                                                        June 2008(4)                                  7,000
     Rockford, Illinois                                 June 2003(4)                                  6,500
                                                        July 2003(3)                                  3,100
     Kalamazoo, Michigan                                March 2004(3)                                 3,000
                                                        October 2008(4)                              10,500
                                                        February 2009(4)                              3,800

--------------------

(1) Dates indicate expiration of original term of leases, certain of which also include automatic or optional renewal terms of one or more years.

(2) Sublease of our principal executive offices under a lease in which an affiliated company is the lessee. See "Certain Relationships and Related Transactions."

(3)    Lease of office space only.

(4)    Lease of network equipment facilities only.

(5)    Lease of both office space and network equipment facilities.

       We believe that our leased facilities are adequate to meet our current needs in the markets in which we have deployed our networks and that additional facilities are available to meet our development and expansion needs for the foreseeable future.

       We have made arrangements for the development of a new 65,000 square foot addition to our existing 44,000 square foot headquarters facility in Grand Rapids, Michigan that will accommodate our need for additional headquarters office space. We expect to enter into a long-term lease and occupy the new facility during the third quarter of 1999. The new facility is being developed as a partnership between RVP

Development Corporation (see Item 13 - "Certain Relationships and Related Transactions") and a third party that owns the property.

ITEM 3.   LEGAL PROCEEDINGS

       On September 30, 1997, the U.S. Patent and Trademark Office refused to grant an application for a registered service mark for the "US Xchange" name on the grounds that it is merely geographically descriptive of telephone communication services that are rendered in the United States. The decision of the U.S. Patent and Trademark Office has been appealed. If we are unable to obtain a reversal of the U.S. Patent and Trademark Office's decision, the "US Xchange" name will not be accorded the legal protection that a registered service mark would have provided.

       We are not a party to any material litigation or any other legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA.

       The selected consolidated financial data set forth below for the years ended December 31, 1998 and 1997 and for the period from August 5, 1996 (date of inception) to December 31, 1996 were derived from the audited consolidated financial statements of US Xchange, L.L.C. contained elsewhere in this Report, which have been audited by BDO Seidman, LLP, independent certified public accountants. All of the selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Report.

                                                                                                     PERIOD FROM
                                                                YEAR ENDED DECEMBER 31,           AUGUST 5, 1996(1)
                                                                1998               1997          TO DECEMBER 31, 1996
                                                         --------------      -------------       --------------------
STATEMENT OF OPERATIONS DATA:
Revenues.............................................    $    7,015,310      $     206,682        $           --
Cost and expenses:
  Cost of communication services.....................        16,338,583            749,662                    --
  Selling, general and administrative................        28,679,670          5,065,589               137,810
  Depreciation and amortization......................         3,609,055            189,347                    --
     Total costs and expenses........................        48,627,308          6,004,598               137,810
Loss from operations.................................       (41,611,998)        (5,797,916)             (137,810)
Interest expense, net(2).............................        (13,486,96)           (30,452)                   --
Interest income......................................         4,476,061                 --                    --
Net loss.............................................    $  (50,622,933)     $  (5,828,368)       $     (137,810)
                                                         ==============      =============        ==============



                                                                    AS OF DECEMBER 31,
                                                         ----------------------------------
                                                              1998                 1997
                                                         --------------      --------------
BALANCE SHEET DATA:
Cash and cash equivalents............................    $   40,018,552      $      100,590
Restricted investments(3)............................        84,731,847                  --
Networks and equipment, net..........................       100,344,506          27,967,741
Total assets.........................................       234,715,917          28,385,270
Advances from affiliate..............................                --          21,038,789
Long-term debt, less current maturities..............       202,533,333           2,189,000
Capital contributions................................        60,000,000           5,000,000
Members' capital (deficit)...........................         3,410,889            (966,178)


                                                                                                       PERIOD FROM
                                                                                                    AUGUST 5, 1996(1)
                                                                 YEAR ENDED DECEMBER 31,             TO DECEMBER 31,
                                                                1998                 1997                 1996
                                                            -----------       ----------------     ------------------
OTHER DATA:
Capital expenditures...................................     $75,619,611       $     28,157,088     $           --
EBITDA(4)..............................................     (38,002,943)            (5,608,569)           (137,810)
Cash flows from operating activities...................     (29,087,976)              (395,530)           (163,485)
Cash flows from investing activities...................    (158,465,165)           (28,168,184)                 --
Cash flows from financing activities...................     227,471,103             28,664,304             163,485
Ratio of earnings to fixed charges(5)..................              --                     --                  --
Deficiency of earnings to cover fixed charges(5).......      52,918,654              5,830,471             137,810

-----------------

(1)   US Xchange was organized on August 5, 1996.

(2) Excludes capitalized interest of $ 2.3 million for 1998 and $2,103 for 1997. During the construction of our networks, interest expense related to construction expenditures is capitalized.

(3) Represents pledged securities which we purchased to secure the first six scheduled interest payments on our 15% Senior Notes due 2008.

(4) EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization. EBITDA is provided because we believe it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles, or "GAAP". The indenture governing our 15% Senior Notes contains (and we expect that agreements governing any additional future indebtedness may contain) covenants based on EBITDA that, among other things, may limit our ability to incur additional indebtedness. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. Our consolidated statements of cash flows used in and provided by operating, investing and financing activities, as calculated under GAAP, are included with our consolidated financial statements contained elsewhere in this Report.

(5) For purposes of calculating the ratio of earnings to fixed charges, earnings are defined as net loss plus fixed charges. Fixed charges consist of interest expense and amortization of debt issuance costs, whether expensed or capitalized, and that portion of rental expense (one-third) estimated to represent interest expense. After giving pro forma effect to the increase in interest expense resulting from the issuance of our 15% Senior Notes due 2008 on June 25, 1998, as of the beginning of each such period, net interest expense would have been $23.8 million, $25.9 million and $10.6 million, and earnings would have been insufficient to cover fixed charges by approximately $64.0 million, $32.4 million and $11.0 million for the years ended December 31, 1998 and 1997 and for the period from inception (August 5, 1996) through December 31, 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       EXCEPT FOR HISTORICAL INFORMATION, THE DISCUSSION IN THIS ITEM 7 CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS WE DISCUSS BELOW AND UNDER THE CAPTION "RISK FACTORS" IN EXHIBIT 99.1 TO THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

       From our inception on August 5, 1996 through June 30, 1997, we were in the development stage of operations. During that time, our principal activities included developing our business plan, hiring management and other key personnel, designing the architecture for our network systems and negotiating an interconnection agreement with an incumbent local telephone company.

       Our operations have resulted in significant losses, negative cash flows from operating and investing activities and negative EBITDA to date. We expect that planned capital expenditures, together with the associated operating expenses in each of our markets, will result in operating losses, negative cash flows from operating and investing activities and negative EBITDA for approximately 24 to 36 months after we commence facilities-based switched operations in each market. Accordingly, we expect to experience increasing consolidated losses as we expand our operations, deploy our network and switching facilities and develop our customer base.

FACTORS AFFECTING RESULTS OF OPERATIONS

REVENUES

       We direct our sales and marketing efforts primarily towards small to medium-sized business customers, internet service providers and governmental and other institutional end users in selected underserved markets. In each of our markets, we initially resell incumbent carrier services to establish a market presence and enhance our market penetration efforts. After our network switching system becomes commercially operational in a market, we transition our resale customers to our own switch-based network. We believe that this strategy results in faster penetration of the available customer base. We compete primarily on the basis of competitive pricing, superior service and products and innovative service and product offerings. By using our own switched-based facilities, we believe we will be able to achieve higher gross margins on our own facilities-based services than we can achieve through reselling others' services.

       We also generate revenues from the sale of our services to residential customers. We believe that our bundled service offerings, high degree of front office and back office automation and automated customer care, billing and credit-checking systems and procedures enhance our ability to offer services to residential customers in our markets. In addition, we believe we have significant operating leverage and a relatively low marginal cost of providing service to residential customers. We target creditworthy residential customers who we believe are likely to have needs for multiple services. We market our residential services through various affinity group and other cost-effective marketing programs and service packages specifically designed to appeal to these customers.

       To further leverage our fixed costs, we have identified selective channels for the sale of our services on a wholesale basis. For example, we have begun offering our local and internet access services on a wholesale basis to internet service providers in certain of our markets and have concluded an exclusive distribution arrangement with an interconnect company. We intend to establish strategic alliances with and supply wholesale services to electric utilities and other selected telecommunications providers for resale to their own customers.

OPERATING EXPENSES

       Our primary operating expenses consist of the cost of communication services, selling, general and administrative expenses and depreciation and amortization charges.

       Cost of Communication Services. Cost of communication services consists of the fixed costs of leased facilities, minutes-of-use charges for origination and termination services and access line charges for local and long distance services, including the costs to use incumbent local telephone company unbundled network elements, costs for installation and initial service turn-up and support services outsourced to Lucent, and costs of network personnel. We also incur rights-of-way costs and, in certain markets, franchise fees and taxes paid to local governments based on revenue. After we install our network infrastructure and activate our switching systems, we can add customers and associated revenues with lower incremental cost of communication services, so that such customers provide greater contributions to our operating cash flows and EBITDA. While we primarily target businesses, internet service providers, and governmental and other institutional customers, we believe that, once a network is operational, the marginal cost of providing our services to residential customers is low enough to allow us to economically address these customers because they generally require less complex services than our other customers. Cost of communication services does not include depreciation and amortization.

       Selling, General and Administrative. Our selling, general and administrative expenses include sales and marketing costs, customer service and technical support, billing and collection, and general management and overhead expenses. These costs grow significantly as we expand our operations, and administrative overhead is a large portion of these expenses during the deployment of our networks. However, as we expand our customer base, these expenses represent a smaller percentage of our revenues.

       Depreciation and Amortization. We depreciate and amortize our property and equipment using the straight-line method over the estimated useful life of the assets, ranging from five to eight years for equipment, 20 years for fiber, three to five years for third-party software costs and the lesser of 10 years or the lease term for leasehold improvements.

INTEREST EXPENSE

       Prior to our issuance of the 15% Senior Notes in June 1998, we did not incur material interest expense. Since then, however, we have incurred and expect to continue to incur substantial interest expense.

RESULTS OF OPERATIONS

1998 Compared to 1997

       Revenues for 1998 totaled $7.0 million, of which $559,000 was derived from our facilities-based switched operations and the balance was derived from resale services. The increase in our revenues from $207,000 in 1997 was substantially due to our expansion into seven new markets during 1998: South Bend, Elkhart, Bloomington, Fort Wayne and Evansville, Indiana; Rockford, Illinois and Kalamazoo, Michigan. For those markets that we entered during 1997, we also saw continued increases in the total number of, and usage by, our customers during 1998. All revenues during 1997 were derived from resold services. During 1998, we installed approximately 21,000 total access lines, compared to 2,000 during 1997. At December 31, 1998, facilities-based lines represented 12% of our total of approximately 23,000 installed access lines in service.

       Cost of communication services was $16.3 million for 1998, an increase of $15.6 million from $750,000 in 1997. Approximately 63%, or $9.8 million, of the increase is attributable to the growth in our customer base and the related costs of leased telecommunications facilities and services from the incumbent local telephone companies in connection with our resale services. Our facilities-based network operating costs, including personnel-related costs, have increased approximately $4.4 million, reflecting the networks which became commercially operational during 1998.

       Selling, general and administrative expenses increased to $28.7 million for 1998 compared to $5.1 million for 1997. Of the $23.6 million increase, approximately 67%, or $15.9 million, was due to hiring additional personnel to support our continued growth. Our advertising and marketing costs increased approximately $2.6 million in connection with our increased marketing efforts.

       Depreciation and amortization expenses for 1998 increased to $3.6 million from $189,000 in 1997. The increase reflected the six switches and networks that became commercially operational during 1998 and the overall growth in capital assets through December 31, 1998. Depreciation and amortization will continue to increase as a result of continuing capital expenditures related to our network expansion.

       Interest expense was $13.5 million for 1998 and $30,500 for 1997. A significant portion, approximately $13.2 million, relates to the accrual of interest on our 15% Senior Notes, with the remainder associated with the borrowings under our $4.0 million bank credit facility, which we describe in detail below. Interest costs of $2.3 million and $2,103 were capitalized during 1998 and 1997, respectively, related to network construction projects.

       Interest income of $4.5 million for 1998 resulted primarily from interest earnings on the short-term investment of the cash proceeds of the issuance of our 15% Senior Notes.

       For the reasons stated above our net loss increased to $50.6 million in 1998, compared with $5.8 million in 1997.

1997 Compared to 1996

       Following the completion of our development stage activities, we began our sales efforts in July 1997 and generated resale revenues of approximately $207,000 for 1997, of which approximately $178,000 was generated in the fourth quarter of 1997.

       Total operating expenses for 1997 approximated $6.0 million, including approximately $750,000 related to cost of communication services, approximately $5.1 million of selling, general and administrative expenses, which primarily consisted of payroll and legal and professional costs related to the commencement of our operations, and depreciation and amortization on office equipment and leaseholds of approximately $189,000. During the period from inception through December 31, 1996, we incurred general and administrative expenses of approximately $138,000, primarily due to payroll and professional costs related to the commencement of our operations. Interest expense for 1997 of approximately $30,000 was due to the borrowings under our bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

       We experienced a deficiency in net cash from operations of $29.1 million and $396,000 for 1998 and 1997, respectively. Because we are in the early stages of our development, significant cash outlays are necessary to develop and operate our networks and back office systems infrastructure prior to the generation of customer revenues. The increase in the deficiency for 1998 compared to 1997 is primarily the result of increased operating losses in connection with our continued expansion into additional markets during 1998, partially offset by a $22.4 million increase in payables and accrued liabilities. We expect to experience continuing negative operating cash flows as we expand our operations and transition our customers from resale services to our facilities-based services.

       Our net cash used in investing activities increased to $158.5 million for 1998 from $28.2 million for 1997. During 1998 we continued to make significant capital expenditures to acquire network-related equipment, information systems software and office furniture to support the growth of our business. Our capital expenditures totaled $75.6 million and $28.2 million for 1998 and 1997, respectively. In addition, during the second quarter of 1998, we set aside $82.5 million of the proceeds from the sale of our 15% Senior Notes to purchase U.S. government securities and accrued interest thereon to secure and fund payment of the first six interest payments on such Notes.

       For 1998 we had net cash provided by financing activities totaling $227.5 million compared to $28.7 million for 1997. A significant portion of the increase, approximately $193.0 million received during the second quarter of 1998, came from the proceeds of the sale of our 15% Senior Notes. Also, member capital contributions and advances from RVP Development Corporation, a holding company wholly-owned by Ronald VanderPol, our Co-Chairman and majority member, of $34 million and $26 million were received in 1998 and 1997, respectively. During the first quarter of 1998 and the fourth quarter of 1997, we also received $1.2 million and $2.8 million, respectively, of proceeds from our bank credit facility referred to below.

       In August 1997, we entered into a $4.0 million bank credit facility, which was fully utilized as of March 31, 1998. We have used the proceeds of this facility to acquire office furniture, equipment and computer software and for construction costs related to leasehold improvements of office and switch site locations. At December 31, 1998, we had $3.3 million of outstanding indebtedness under this bank credit facility. The borrowings bear interest at an annual rate equal to (1) 1/2% under the bank's prime lending rate or (2) 2% over the bank's costs of funds, at our option. The effective annual interest rate of the bank credit facility was 7.1% and 8.0% at December 31, 1998 and 1997, respectively. The borrowings are repayable in monthly installments of $66,667 through March 31, 2003 and are secured by specific assets of the Company and one of our wholly-owned subsidiaries and by the guarantees of the same subsidiary and of RVP Development Corporation.

       Our bank credit facility contains certain affirmative and restrictive covenants, including, but not limited to, limitations on our ability to

       - enter into any merger or consolidation or sell, lease, transfer or dispose of all, substantially all or any material part of our assets, except in the ordinary course of business,
       - guarantee, endorse or otherwise become secondarily liable for or upon the obligations of others, except by endorsement for deposit in the ordinary course of business or
       - create, incur, assume or suffer to exist any mortgage, pledge, encumbrance, security interest, lien or charge of any kind upon any of our assets.

All financial covenants under the bank credit facility apply to RVP Development Corporation and not to US Xchange. At December 31, 1998, RVP Development Corporation was in compliance with all of its covenant requirements under the bank credit facility.

       On June 25, 1998, we issued and sold $200 million aggregate principal amount of our 15% Senior Notes due July 1, 2008. Of the $193.0 million of net proceeds that we received for such Notes, we used approximately $82.5 million to purchase U.S. government securities, including accrued interest, to secure and fund our first six scheduled semi-annual payments of interest on such Notes. Through December 31, 1998, we have spent approximately $70.5 million of the remaining net proceeds to fund the installation and deployment of our networks and their associated operating losses.

       The indenture governing our 15% Senior Notes imposes certain financial and operating restrictions on us and our restricted subsidiaries. These restrictions limit, among other things, our ability to:

       -  incur additional indebtedness;
       -  create liens;
       -  engage in sale-leaseback transactions;
       -  sell assets;
       -  effect consolidations or mergers;
       -  make investments or certain other restricted payments;
       - pay dividends or make distributions in respect of membership interests;
       -  redeem membership interests;
       -  issue or sell membership interests of our restricted subsidiaries; and

       -  enter into transactions with any of our members or affiliates.

While these limitations are subject to a number of important qualifications and exceptions, if we were to fail to comply with these restrictions and, in some cases, were to fail to cure our noncompliance, we would be in default under the indenture.

       Our operations have required a substantial capital investment for the purchase of telecommunications equipment and the construction and development of our networks. Since the beginning of fiscal 1997 and through December 31, 1998, we have spent approximately $103.8 million on capital expenditures. We have funded these expenditures through our existing equity capital, the proceeds from the sale of our 15% Senior Notes and our bank credit facility.

       On March 19, 1999, we arranged for a binding commitment, which is subject to execution and delivery of definitive loan documentation, from a commercial financing institution for a $50 million eight-year senior secured credit facility for a wholly-owned financing subsidiary of US Xchange. All outstanding amounts borrowed will bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0%, at our option. Interest will be payable at least on a quarterly basis. Unused portions of this facility will be subject to a commitment fee ranging between .75% and 1.25% of the unused amount. Repayments of the aggregate outstanding principal will begin three years following the closing date based upon the following annual debt reduction formula: 10%, 15%, 20%, 25% and 30%. Borrowings will be secured by all present and future real and personal property, assets and revenues of our wholly-owned financing subsidiary and its subsidiaries. US Xchange and the subsidiaries of the borrower will guarantee all indebtedness under this facility. In addition, this facility will include, among other things, certain financial and other covenants and limitations, including limitations on our ability to incur additional indebtedness, create liens, make investments and pay dividends, among others. We expect to close this facility by April 30, 1999.

       The costs associated with the initial installation and expansion of each of our networks, including development, installation, certain organizational costs and early operating expenses, and the construction of our planned long haul routes interconnecting our commercial regions are significant. We expect to experience negative cash flow for each market until we establish an adequate customer base and revenue stream. We estimate that, as of December 31, 1998, our future capital requirements (including requirements for capital expenditures, working capital, debt service and operating losses) to fund the installation, deployment and operating losses of the networks in our current development plans will total approximately $85 million. We expect that the remaining net proceeds from the issuance of our 15% Senior Notes, approximately $40 million as of December 31, 1998, and the proceeds of our pending $50 million senior secured credit facility, together with cash expected to be generated from future revenues, will be sufficient to fully fund the planned development of our current markets, including estimated operating losses.

       However, the actual amount and timing of our capital requirements may vary significantly from our estimates based upon a number of factors, including, among other things:

       - the timing and success of our current development plans;
       - shortfalls in our revenue and cost projections;
       - demand for our services;
       - regulatory, technological and competitive developments;
       - any decision to expand our operations into additional commercial regions or markets; and

       - any acquisitions or joint ventures that we decide to undertake.

Actual revenues and costs may vary materially from expected amounts, and such variations will likely affect our future cash flow requirements. Accordingly, we cannot assure you that our actual capital requirements will not exceed our current estimates.

YEAR 2000 COMPLIANCE

       The year 2000 issue is a matter of particular worldwide concern for telecommunications carriers because it affects many aspects of telecommunications technology, including the computer systems and software applications that are essential for network administration and operations. A significant portion of telecommunications voice and data networking and network management devices have date-sensitive processing in them which affect network administration and operations functions such as service activation, service assurance and billing processes. However, because we have recently commenced operations and acquired our key processing systems, our costs relating to year 2000 issues historically have not been material. Lucent and the other system vendors have represented to us that their systems are year 2000 compliant without any required modification. We will require confirmation of year 2000 compliance in our future requests for proposals from Lucent and our other equipment and software vendors. Pursuant to our strategic year 2000 compliance plan, we have modified and tested all of our mission-critical systems and believe they are now fully year 2000 compliant. However, until the year 2000, we cannot assure you that our computer systems and software applications will accommodate the year 2000.

       The failure of our computer systems and software applications to accommodate the year 2000 could have a material adverse effect on our business and financial condition. Further, if the networks and systems of the incumbent local telephone companies, long distance carriers and others on whose services we depend and with whom our networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of our networks and, as a result, on our business and customers. The Telco Year 2000 Forum, a group representing the nation's largest local telephone companies, has announced, based upon six months of interoperability testing, that such companies remain confident that the public will be able to place telephone calls at the start of 2000. However, other domestic and international carriers may not be year 2000 functional. We have not yet established a contingency plan that addresses our response to any potential failure of our systems, or those of other entities on whose services we depend or with whom our networks and systems must interface, to accommodate year 2000 issues. However, we have been participating in industry interoperability testing processes and plan to implement the contingency plans being put in place by industry organizations. We intend to continue to monitor the performance of our accounting, information and processing systems and software applications and those of our third-party constituents to identify and resolve any year 2000 issues.

       To the extent necessary, we may need to replace, upgrade or reprogram certain existing systems and software applications to ensure that all of our computer systems and software applications and all of our interoperability applications are year 2000 functional. However, based on current information, we do not believe that we will incur costs for any replacement, upgrade or reprogramming of our computer systems and software applications to resolve any year 2000 issues that will be material to our business, financial condition or results of operations.

NEW ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, this standard requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. Historically, we have not entered into, and we currently have no plans to enter into, any derivative instruments. Accordingly, we believe that this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
         CONSOLIDATED AUDITED FINANCIAL STATEMENTS:
         Report of Independent Certified Public Accountants..............................    33
         Consolidated Balance Sheets, December 31, 1998 and 1997.........................    34
         Consolidated Statements of Operations, Years Ended December 31, 1998 and 1997 and
           Period from August 5, 1996 (date of inception) to December 31, 1996...........    35

         Consolidated Statements of Members' Capital (Deficit), Years Ended December 31,
           1998 and 1997 and Period from August 5, 1996 (date of inception) to December
           31, 1996......................................................................    36
         Consolidated Statements of Cash Flows, Years Ended December
           31, 1998 and 1997 and Period from August 5, 1996 (date of
           inception) to December 31, 1996...............................................    37

         Notes to Consolidated Financial Statements......................................    38-42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

US Xchange, LLC
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of US Xchange, LLC and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, members' capital (deficit) and cash flows for each of the years in the two-year period ended December 31, 1998 and the period from August 5, 1996 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Xchange, LLC and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998 and the period from August 5, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

/s/ BDO SEIDMAN, LLP
Grand Rapids, Michigan

February 25, 1999, except
    for Note 7, which is as
    of March 19, 1999

                               US XCHANGE, L.L.C.

                           CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                       -------------------------------
                                                            1998              1997
                                                       -------------    --------------
             ASSETS

CURRENT ASSETS
  Cash and equivalents .............................   $  40,018,552    $     100,590
  Restricted investments ...........................      28,525,109               --
  Accounts receivable, less allowance for doubtful
   accounts of $174,000 and $2,000 .................       1,865,503          145,235
  Other ............................................         700,411          160,608
                                                       -------------    -------------
     TOTAL CURRENT ASSETS ..........................      71,109,575          406,433
                                                       -------------    -------------
NETWORKS AND EQUIPMENT
  Networks and networks in process (cost to complete
   of $19,113,000) .................................      85,821,872       24,825,481
  Furniture and equipment ..........................      14,017,604        2,843,204
  Leasehold improvements ...........................       3,937,223          488,403
                                                       -------------    -------------
                                                         103,776,699       28,157,088

  Less accumulated depreciation and amortization
                                                           3,432,193          189,347
                                                       -------------    -------------
NET NETWORKS AND EQUIPMENT .........................     100,344,506       27,967,741
                                                       -------------    -------------
OTHER ASSETS
  Restricted investments ...........................      56,206,738               --
  Debt issuance costs, net .........................       6,682,719               --
  Miscellaneous ....................................         372,379           11,096
                                                       -------------    -------------
    TOTAL OTHER ASSETS .............................      63,261,836           11,096
                                                       -------------    -------------
      TOTAL ASSETS .................................   $ 234,715,917    $  28,385,270
                                                       =============    =============

LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable .................................   $  11,264,241    $   5,318,493
  Accrued interest .................................      15,521,634               --
  Accrued other liabilities ........................       1,185,820          205,166
  Current maturities of long-term debt .............         800,000          600,000
                                                       -------------    -------------
     TOTAL CURRENT LIABILITIES .....................      28,771,695        6,123,659
ADVANCES FROM AFFILIATED COMPANY ...................              --       21,038,789

LONG-TERM DEBT, less current maturities:
  15% Senior Notes .................................     200,000,000               --
  Notes payable ....................................       2,533,333        2,189,000
                                                       -------------    -------------
     TOTAL LIABILITIES .............................     231,305,028       29,351,448
                                                       -------------    -------------
MEMBERS' CAPITAL (DEFICIT)
  Capital contributions ............................      60,000,000        5,000,000
  Accumulated deficit ..............................     (56,589,111)      (5,966,178)
                                                       -------------    -------------
     TOTAL MEMBERS' CAPITAL (DEFICIT) ..............       3,410,889         (966,178)
                                                       -------------    -------------
                                                       $ 234,715,917    $  28,385,270
                                                       =============    =============



          See accompanying notes to consolidated financial statements.

                               US XCHANGE, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        PERIOD FROM
                                                                                                      AUGUST 5, 1996
                                                                 YEAR ENDED        YEAR ENDED       (DATE OF INCEPTION)
                                                                DECEMBER 31,      DECEMBER 31,        TO DECEMBER 31,
                                                                    1998              1997                 1996
                                                              --------------     -------------    ---------------------
    REVENUES..............................................    $    7,015,310     $    206,682     $              --

    COSTS AND EXPENSES
      Cost of communication services (excluding
    depreciation and amortization, shown separately   below)     16,338,583           749,662                    --
      Selling, general and administrative.................       28,679,670         5,065,589               137,810
      Depreciation and amortization.......................        3,609,055           189,347                    --
                                                              -------------      ------------     -----------------
         TOTAL COSTS AND EXPENSES.........................       48,627,308         6,004,598               137,810
                                                              -------------      ------------     -----------------
      Loss from operations................................      (41,611,998)       (5,797,916)             (137,810)
                                                                                 ------------     -----------------
    INTEREST EXPENSE......................................      (13,486,996)          (30,452)                   --
                                                                                 ------------     -----------------
    INTEREST INCOME.......................................        4,476,061                --                    --
                                                                                 ------------     -----------------
        NET LOSS..........................................    $ (50,622,933)     $ (5,828,368)    $        (137,810)
                                                              =============      ============     =================


          See accompanying notes to consolidated financial statements.

                               US XCHANGE, L.L.C.

              CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL (DEFICIT)

                                                 CAPITAL       ACCUMULATED
                                              CONTRIBUTIONS      DEFICIT         TOTAL
                                              -------------  -------------   ------------
Balance, August 5, 1996 (date of inception)   $         --   $         --    $         --
     Net loss for the period                            --       (137,810)       (137,810)
                                              ------------   ------------    ------------
Balance, December 31, 1996                              --       (137,810)       (137,810)
  Members' capital contributions                 5,000,000             --       5,000,000
     Net loss for the year                              --     (5,828,368)     (5,828,368)
                                              ------------   ------------    ------------
Balance, December 31, 1997                    $  5,000,000   $ (5,966,178)   $   (966,178)
  Members' capital contributions                55,000,000             --      55,000,000
     Net loss for the year                              --    (50,622,933)    (50,622,933)
                                              ------------   ------------    ------------
Balance, December 31, 1998                    $ 60,000,000   $(56,589,111)   $  3,410,889
                                              ============   ============    ============


          See accompanying notes to consolidated financial statements.

                               US XCHANGE, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               PERIOD FROM
                                                                                              AUGUST 5, 1996
                                                             YEAR ENDED     YEAR ENDED     (DATE OF INCEPTION)
                                                            DECEMBER 31,   DECEMBER 31,      TO DECEMBER 31,
                                                                1998           1997                1996
                                                           -------------   ------------    -------------------
    OPERATING ACTIVITIES
Net loss ..............................................   $ (50,622,933)   $ (5,828,368)   $          (137,810)
Adjustments to reconcile net loss to net cash used in
   operating activities
  Depreciation and amortization .......................       3,609,055         189,347                     --
  Interest earned on restricted investments ...........      (2,262,063)             --                     --
  Changes in assets and liabilities:
     Accounts receivable ..............................      (1,720,268)       (147,235)                    --
     Other current assets .............................        (539,803)       (134,933)               (25,675)
     Accounts payable .................................       5,945,748       5,318,493                     --
     Accrued liabilities ..............................      16,502,288         205,166                     --
                                                          -------------    ------------    -------------------
     NET CASH USED IN OPERATING ACTIVITIES ............     (29,087,976)       (395,530)              (163,485)
                                                          -------------    ------------    -------------------
INVESTING ACTIVITIES
Purchase of restricted investments ....................     (82,469,784)             --                     --
Purchase of networks and equipment ....................     (75,619,611)    (28,157,088)                    --
Increase in other assets ..............................        (375,770)        (11,096)                    --
                                                          -------------    ------------    -------------------
     NET CASH USED IN INVESTING ACTIVITIES ............    (158,465,165)    (28,168,184)                    --
                                                          -------------    ------------    -------------------
FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs ...     194,176,559       2,789,000                     --
Repayment of long-term debt ...........................        (666,667)             --                     --
Advances from affiliated company ......................          61,211      20,875,304                163,485
Members' capital contributions ........................      33,900,000       5,000,000                     --
                                                          -------------   -------------    -------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ........     227,471,103      28,664,304                163,485
                                                          -------------   -------------    -------------------
     NET INCREASE IN CASH AND EQUIVALENTS .............      39,917,962         100,590                     --
CASH AND EQUIVALENTS, beginning of period .............         100,590              --                     --
CASH AND EQUIVALENTS, end of period ...................   $  40,018,552   $     100,590    $                --
                                                          =============   =============    ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid (net of amounts capitalized) ..........   $     279,209   $      12,334    $                --
                                                          =============   =============    ===================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Conversion of advances to members' capital ............   $  21,100,000   $          --    $                --
                                                          =============   =============    ===================



          See accompanying notes to consolidated financial statements.

                               US XCHANGE, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

       US Xchange, L.L.C. and its wholly-owned subsidiaries (the "Company") provide facilities-based competitive local telecommunications services in selected cities of the north central area of the United States. The Company operates in a single segment. The Company competes with incumbent local exchange carriers ("ILECs") by offering business and residential customers innovative and customized products, superior customer service and lower costs through the use of an advanced telecommunications systems network.

       From its inception in August 1996 until June 30, 1997, the Company was in the development stage. During that time, the Company's principal activities included developing its business plan, hiring management and other key personnel, designing the architecture for its network systems and negotiating an interconnection agreement with an ILEC. The Company's majority member and an affiliated company of the majority member provided funding to the Company of 60 million.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of US Xchange, L.L.C. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value. The carrying amount of long-term debt also approximates its fair value. Fair value is determined based on quoted market rates for similar financial instruments.

CASH AND EQUIVALENTS

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATION OF CREDIT RISK

       Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivables. The risk is limited due to the large number of entities comprising the Company's customer base and the dispersion of those entities across many different industries and geographical areas. Credit is extended based on evaluation of the customer's financial condition and generally collateral is not required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations.

NETWORKS AND EQUIPMENT

    Networks and equipment are stated at cost. Leasehold improvements are amortized using the straight-line method over their useful life or lease term, whichever is shorter. Computer software costs are capitalized as part of office equipment and furniture. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

                                                                         YEARS
                                                                        -------
                   Telecommunications equipment...................        5-8

                   Fiber optic cable..............................         20

                   Leasehold improvements.........................       10-15

                   Office furniture and equipment.................        3-7

       In March 1998, the AICPA issued Statement of Position ("SOP") No. 98-1 Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain internal-use software costs be capitalized once certain criteria are met. The adoption of SOP 98-1 during the fourth quarter of 1998 did not have a material effect on the Company's consolidated financial statements. Capitalized computer software costs are reported as part of office furniture and equipment.

       Costs directly related to the construction of network systems and facilities, including interest, are capitalized. Interest expense capitalized in connection with construction projects amounted to $2,295,721 and $2,013 in 1998 and 1997, respectively. Repairs and maintenance costs are expensed as incurred. The Company had firm commitments for capital expenditures of approximately $7,000,000 at December 31, 1998.

LONG-LIVED ASSETS

       The Company periodically reviews long-lived assets for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

REVENUE RECOGNITION

       Revenues are recognized as services are provided to customers.

ADVERTISING COSTS

       Costs for advertising, which were approximately $2,020,000 and $180,000 for the years ended December 31, 1998 and 1997, respectively, are expensed as incurred within the fiscal year. No advertising costs were incurred in 1996.

INCOME TAXES

       The Company is treated as a partnership for U.S. federal income tax purposes. Income and losses are reported on the respective tax returns of the members, therefore, no provision for federal income taxes has been made in these consolidated financial statements.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COSTS OF START-UP ACTIVITIES

       In March 1998, the AICPA issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. The SOP requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP98-5 during the fourth quarter of 1998 did not have a material effect on the Company's consolidated financial statements.

NEW ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts and, therefore, does not expect that adoption of this statement will affect its consolidated financial statements.

2.       RESTRICTED INVESTMENTS

       Restricted investments consist of U.S. government securities and money market funds plus accrued interest thereon purchased in connection with the 15% Notes (see Note 3) to secure the first three years' (six semi-annual) interest payments on these notes. All these investments are classified as held-to-maturity securities. Such investments are stated at cost, which approximates fair value, and are reported in both current and long-term assets, based upon the maturity dates of the individual securities.

3.       LONG-TERM DEBT

       On June 25, 1998, the Company completed a sale of $200 million principal amount of 15% Senior Notes due 2008 (the "15% Notes"). Of the total net proceeds approximating $193.1 million, the Company placed approximately $82.5 million, representing funds, together with interest thereon, sufficient to pay the first six semi-annual interest payments on the 15% Notes, into an escrow account for the benefit of the holders. Issuance costs approximating $7 million are being amortized ratably over the term of the debt. Interest on the 15% Notes is payable semi-annually, on January 1 and July 1, commencing January 1, 1999. The 15% Notes are non-callable and mature in full on July 1, 2008.

       The 15% Notes are unsubordinated, unsecured senior indebtedness of the Company. The Company's subsidiaries have no obligation to pay amounts due on the 15% Notes and do not guarantee the 15% Notes. Therefore, the 15% Notes are effectively subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries.

       The 15% Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain subsidiaries to incur additional indebtedness, pay dividends or make distributions or redemptions in respect of membership interests.

    On August 28, 1997, the Company entered into a credit facility agreement with a local bank that provided for borrowings of up to $4,000,000 for the acquisition of office furniture, equipment and computer software and for construction costs related to leasehold improvements of office and switch site locations. In March 1998, the credit facility was fully utilized and converted into a term note payable in 60 equal monthly installments commencing April 1998. Amounts borrowed bear interest at 1/2% under the bank's prime rate or 2% over the bank's cost of funds, at the Company's option. The effective rate was 7.1% at December 31, 1998. Specific assets and the guarantee of an affiliated company owned by the Company's majority member secure all borrowings. The credit facility also provides that the affiliated company maintains minimum debt to tangible net worth and current ratio levels. At December 31, 1998, the affiliated company was in compliance with the covenant requirements.

    The aggregate principal repayments of long-term debt over the next five years:

                              YEAR ENDING DECEMBER 31,
              =====================================================
              1999.................................................   $  800,000
              2000.................................................      800,000
              2001.................................................      800,000
              2002.................................................      800,000
              2003.................................................      133,000

4.       RELATED PARTY TRANSACTIONS

       In connection with the Company's issuance of the 15% Notes, advances from an affiliated company owned by the Company's majority member of $21.1 million were converted to members' capital as of March 31, 1998. Under an expense sharing agreement with the affiliated company, the Company incurred $346,198 and $257,474 relating to management and administrative services for 1998 and 1997, respectively. No expense was incurred for these services in 1996.

       In June 1997, the Company entered into a lease agreement with another affiliated company owned by the majority member for aircraft transportation services. Total travel costs incurred under this arrangement for 1998 and 1997 was $111,422 and $69,083, respectively.

5.       EMPLOYEE BENEFIT PLAN

       In May 1997, the Company established a 401(k) plan which covers substantially all employees. Employees who are 21 years of age or older are eligible to participate in the 401(k) plan upon completion of three months of service, at which time they may voluntarily contribute a percentage of compensation. Participants are eligible to receive Company matching contributions after completion of 12 months of service. The Company will match 50% of the participant's contribution up to a maximum of 3% of such participant's eligible annual compensation. Matching contributions vest to the participant over a five-year period. The cost of the plan in 1998 was $51,411. The Company was not required to make a contribution to the plan for 1997.

6.       LEASES

       The Company leases administrative and sales office facilities, operating sites and certain equipment under noncancelable operating leases having initial or remaining terms of more than one year. Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs. Rental expense under these operating leases was $1,723,093 and $83,459 1998 and 1997, respectively. No rents were paid in 1996.

       Future minimum lease payments under noncancelable operating leases at December 31, 1998, were as follows:

                YEAR ENDING                   OFFICE          OPERATING SITE
                DECEMBER 31,                FACILITIES          FACILITIES           EQUIPMENT             TOTAL
     --------------------------------      ------------       --------------         ----------         ------------
     1999............................      $  1,571,632       $     576,382          $  906,156         $  3,054,170

     2000............................         2,072,571             596,306             872,987            3,541,864

     2001............................         2,054,331             603,752             396,789            3,054,873

     2002............................         1,844,086             592,205             132,932            2,569,223

     2003-2007.......................         1,732,473           1,271,141                  --            3,003,614

     2008-2012.......................                --             176,281                  --              176,281
                                           ============       =============          ==========         ============

7.       SUBSEQUENT EVENT


       On March 19, 1999, the Company received a commitment from a commercial financing institution for a $50 million senior secured credit facility to be used by subsidiaries of the Company for the acquisition of telecommunications network equipment and for working capital.

8.       QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      1998
                                 ---------------------------------------------------------------------------------
                                 First Quarter         Second Quarter        Third Quarter         Fourth Quarter
    --------------------------------------------------------------------------------------------------------------
    Revenues                     $    565,203          $   1,419,200          $   2,144,552         $   2,886,356
    Operating loss                 (5,260,764)            (8,569,793)           (12,702,127)          (14,729,372)
    Net loss                       (5,321,499)            (8,927,589)           (16,782,715)          (19,591,131)
    --------------------------------------------------------------------------------------------------------------



                                                                      1997
                                 ---------------------------------------------------------------------------------
                                 First Quarter         Second Quarter        Third Quarter         Fourth Quarter
    --------------------------------------------------------------------------------------------------------------
    Revenues                      $       --             $       --         $      28,308          $    178,374
    Operating loss                  (196,971)              (634,023)           (1,533,947)           (3,432,975)
    Net loss                        (196,971)              (634,023)           (1,533,947)           (3,463,427)
    --------------------------------------------------------------------------------------------------------------


9.       YEAR 2000 ISSUE (UNAUDITED)

       Like other companies, US Xchange, L.L.C. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as elevators, other office equipment, etc. At this time, because of the complexities involved in the issue, management cannot provide absolute assurances that the Year 2000 issue will not have an impact on the Company's operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS

       The following table sets forth certain information concerning the executive officers and other key management personnel of US Xchange, including their ages as of December 31, 1998:

            NAME            AGE          POSITION(S)
      -------------------   ---   ---------------------------------------

      Ronald H. VanderPol    47   Co-Chairman
      Richard Postma         48   Co-Chairman and Chief Executive Officer
      David J. Easter        40   Executive Vice President of Planning &
                                  Business Development
      Donald Offringa        48   Vice President of Finance
      Barry Raterink         33   Vice President of Engineering & Network
                                  Operations
      Lee Thibaudeau         47   Regional President of US Xchange of Wisconsin,
                                  L.L.C.
      Daniel Fabry           36   Vice President of Marketing
      Rick G. Pigeon         34   Vice President of Technology Development
      Kara Chasteen          33   Vice President of Sales

       Ronald H. VanderPol, Co-Chairman and co-founder of US Xchange, has over 15 years of experience in forming and operating successful telecommunications companies including Teledial America, Inc. (which he founded in 1983 and which later became known as US Signal), a switch-based long distance reseller headquartered in Grand Rapids, MI, which was acquired by LCI International, Inc. in 1996. In 1989, Mr. VanderPol formed City Signal, Inc., one of the earliest providers of competitive local exchange services in the United States with competitive local telephone company operations in eight cities, the Michigan operations of which were acquired by Brooks Fiber Properties, Inc. in 1996 and other components of which were acquired by Nextlink Communications Inc. and Teleport Communications Group Inc. Other telecommunications operations which were started by Mr. VanderPol and were spun-off over the same period of time include Digital Signal, Inc., Teledial America of North Carolina and ATS Network Services of Memphis, Tennessee.

       Richard Postma, Co-Chairman, Chief Executive Officer and co-founder of US Xchange, has over 15 years of experience in the telecommunications industry, having served as the General Counsel to Teledial America, Inc., Teledial America of North Carolina, Digital Signal, Inc., City Signal, Inc. and US Signal for various periods between 1983 and 1996. As General Counsel, he served as the lead individual in both the formation process and subsequent sale of those operations. During the period from 1983 to December 1997, Mr. Postma was a partner in the Grand Rapids, Michigan law firm of Miller, Johnson, Snell & Cummiskey, P.L.C. Mr. Postma has extensive regulatory, legal and management experience in the telecommunications arena and was instrumental in implementing the first competitive access provider and competitive local telephone company strategy in Michigan.

       David J. Easter, Executive Vice President of Planning & Business Development, has over 12 years of experience in the telecommunications industry. Prior to joining us in September 1996, Mr. Easter was a principal of Telecom Services, Inc., a telecommunications consultant, since February 1996. From February

1994 to January 1996, Mr. Easter was the Vice President of Network Services of US Signal and previously held the position of Director of Network Services of US Signal since March 1993.

       Donald Offringa, CPA, Vice President of Finance, has overseen the financial, tax and risk management matters of US Xchange and our affiliates since our inception in August 1996. In June 1995, Mr. Offringa joined Mr. VanderPol's management team as the Vice President of Finance of RVP Development Corporation, a position he currently holds. Prior to that time, Mr. Offringa had been a partner with BDO Seidman, LLP since 1986, where he had worked with US Signal on various financial advisory matters. He has over 24 years of accounting experience with both private and public companies.

       Barry Raterink, Vice President of Engineering & Network Operations, has over 12 years of experience in the telecommunications industry. Prior to joining US Xchange in September 1997, Mr. Raterink was Manager of Engineering, Planning and Provisioning for the Great Lakes regional operations of Brooks Fiber Properties, Inc. since February 1996. From 1986 to January 1996, Mr. Raterink was Manager of the network planning and provisioning groups for Teledial America, Inc., US Signal and City Signal, Inc., after having implemented and managed long distance switch sites for Teledial America, Inc.

       Lee Thibaudeau, Regional President of US Xchange of Wisconsin, L.L.C., a wholly-owned subsidiary of US Xchange, has over 14 years of experience in the telecommunications industry. Prior to joining us in March 1997, Mr. Thibaudeau was Director of Program Management of Schneider National, Inc., a trucking company, since February 1996. Mr. Thibaudeau served as Vice President--Operations of Schneider Communications Incorporated, a regional facilities-based long distance company that was headquartered in Wisconsin and is now a part of Frontier Communications Corporation, a major long distance company, from 1983 to January 1996.

       Daniel Fabry, Vice President of Marketing, has over 14 years of experience in the telecommunications industry. Prior to joining US Xchange in March 1997, Mr. Fabry held the position of Director of Marketing for Schneider Logistics, Inc., a provider of transportation logistics services, since February 1996. From December 1994 until February 1996, Mr. Fabry was the Vice President of Product Development of Schneider Communications and Frontier Communications. From February 1993 to December 1994, Mr. Fabry was the Director of Product Development of Schneider Communications.

       Rick G. Pigeon, Vice President of Technology Development, has over 13 years of experience in the telecommunications industry. Prior to joining us in March 1997, Mr. Pigeon was the Director of Product Development for Airadigm Communications Inc. , a PCS provider, from April 1996. Prior to joining Airadigm Communications, Mr. Pigeon was Senior Manager, Local Operations for Frontier Communications from August 1995 to April 1996. From October 1993 to August 1995, Mr. Pigeon was Product Manager at Schneider Communications. Prior thereto, Mr. Pigeon was Manager of Network Systems at Schneider Communications.

       Kara Chasteen, Vice President of Sales, has over 11 years of experience in the telecommunications industry. Prior to joining US Xchange in December 1997, Ms. Chasteen spent nine years with MCI, serving as a Regional Sales Manager from January 1993 to December 1997 and as a Local Sales Manager prior to 1993.

LIMITED LIABILITY COMPANY OPERATING AGREEMENT

       The Operating Agreement of US Xchange became effective as of August 1, 1996, and provides that our maximum duration is until December 31, 2030. The Operating Agreement provides that our members will manage our business. Messrs. VanderPol and Postma, our Co-Chairmen and co-founders, are currently the only members, holding 99% and 1%, respectively, of the membership interests in US Xchange. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." Members must act collectively through meetings or written consents and vote in proportion to their relative membership interests. Except as the Operating Agreement, our Articles of Organization or applicable law specifically provide otherwise, all decisions of the members require the affirmative vote of the holders of a majority in interest of the membership interests. The Operating Agreement provides for annual meetings of the members to be held at the dates, times and places that the members determine. The holders of at least 25% of the membership interests may call special meetings of the members for any proper purpose at any time.

     Except as otherwise specifically provided in the Operating Agreement, a member does not have the right to sell, assign, pledge, create a security interest in, exchange or otherwise transfer all or any part of his or her membership interest without the prior written consent of all the members. A person or entity may be admitted as an additional member only with the unanimous consent of the then-current members and upon compliance with the conditions imposed, if any, by unanimous consent of the then-current members. Admission of a new member may occur by (i) issuance of additional membership interests for consideration to be unanimously determined by the then-current members or (ii) as a transferee of a member's membership interest or any portion thereof, subject to the terms and conditions of the Operating Agreement.

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid to our Chief Executive Officer and the four executive officers of US Xchange whose total annual salary and bonus exceeded $100,000 during 1998.

                                                                                         LONG TERM
                                                  ANNUAL COMPENSATION                  COMPENSATION
                                   -------------------------------------------------  ---------------------------
                                                                        OTHER ANNUAL    SECURITIES     ALL OTHER
      NAME AND                                                          COMPENSATION    UNDERLYING   COMPENSATION
      PRINCIPAL POSITION            YEAR      SALARY($)    BONUS($)          ($)        OPTIONS(#)        ($)
      ----------------------------------     -----------   ----------   ------------  ------------   ------------
      Richard Postma..............  1998           --(1)        --(1)        --             --            --
      Co-Chairman and               1997           --(1)        --(1)        --             --            --
        Chief Executive Officer

      David J. Easter.............  1998     $120,000      $30,000(2)        --             --       $ 3,650(4)
      Executive Vice President of   1997      111,667       25,000(2)        --             --            --
        Planning & Business
        Development

      Lee Thibaudeau..............  1998      131,516       20,000(3)        --             --         2,763(4)
      Regional President of US      1997      102,917       20,000(3)        --             --            --
        Xchange of Wisconsin,
      L.L.C.

      Daniel Fabry................  1998      120,000       20,000(3)        --             --         3,300(4)
      Vice President of Marketing   1997       90,461       20,000(3)        --             --            --

      Rick G. Pigeon..............  1998      105,000       15,000(2)        --             --         2,213(4)
      Vice President of             1997       64,077       15,000(2)        --             --            --
      Technology
        Development

-------------------


(1) Mr. Postma did not receive any salary or bonus for his services as Chief Executive Officer of the Company during 1998 or 1997. During 1997, Mr. Postma was a member of a law firm that provided legal services to US Xchange.

(2) As determined by the Co-Chairmen of US Xchange, at their discretion. Such officer does not have an employment agreement.

(3) As determined by management in accordance with such officer's employment agreement. See "--Employment Agreements" below.

(4) Matching contributions to the Company's 401(k) Plan.

EMPLOYMENT AGREEMENTS

       US Xchange has an employment agreement with each of Lee Thibaudeau, Regional President of US Xchange of Wisconsin, L.L.C., a wholly-owned subsidiary of US Xchange, Daniel Fabry, Vice President of Marketing, and Rick G. Pigeon, Vice President of Technology Development. The terms of the employment agreements of Messrs. Thibaudeau, Fabry and Pigeon expire on March 16, 2003, March 31, 2003 and April 20, 2000, respectively. The term of each employment agreement is automatically renewable for successive one-year periods unless terminated by either party by written notice at least 90 days prior to the applicable anniversary date of the agreement. Pursuant to these employment agreements, we must pay Messrs. Thibaudeau, Fabry and Pigeon an annual salary of not less than $130,000, $120,000 and $85,000, respectively. Each of such officers is eligible under his employment agreement for an annual bonus in such amount as is approved by management, which the respective employment agreement provides is anticipated at a minimum of $20,000 for each of Messrs. Thibaudeau and Fabry and a maximum of $15,000 for Mr. Pigeon. In the event that we terminate the employment of Mr. Thibaudeau or Mr. Fabry for any reason other than "just cause" (as defined in his employment agreement), we must continue to pay his salary and benefits for a period of one year following the date of termination. Such continuing salary and benefits obligations are personally guaranteed by Ronald H. VanderPol, our Co-Chairman and co-founder. See Item 13, "Certain Relationships and Related Transactions." The employment agreements contain customary confidentiality, non-competition and non-solicitation provisions which are effective during the term of the employment agreement and for a period of one year thereafter, unless we terminate the executive's employment without "just cause."

       Additionally, the employment agreements of Messrs. Thibaudeau and Fabry provide that upon the first to occur of: (i) the sale of our Wisconsin region assets; (ii) the sale of all of our assets or equity interests; (iii) the completion of an initial public offering of our equity interests; or (iv) a merger of US Xchange with another entity in which we are not the surviving entity (each, a "Triggering Event"), we will pay Messrs. Thibaudeau and Fabry the first $1.5 million and $500,000, respectively, of the net equity of the Wisconsin region (after subtracting our capitalization and outstanding debt related to the Wisconsin region) ("Equity Guarantee"). We will also pay Messrs. Thibaudeau, Fabry and Pigeon a specified share (the "Equity Share") of the total net equity following the occurrence of a Triggering Event, provided, however, that the respective Equity Guarantee payments described above shall be included in calculating the applicable Equity Share of Messrs. Thibaudeau and Fabry. Messrs. Thibaudeau, Fabry and Pigeon's applicable Equity Shares are 5%, 2% and 1%, respectively. Notwithstanding the above, if the executive's employment is terminated for any reason during the first five years of his employment agreement, the executive will forfeit 20% of the Equity Guarantee and 20% of the Equity Share for each year or partial year less than five that we employ the executive. Upon the occurrence of a Triggering Event, the executive must execute an employment agreement and non-compete agreement with the purchaser for a period of not less than one year, provided that the salary to be paid Messrs. Thibaudeau, Fabry and Pigeon during such period will not be less than such executive's annual salary immediately prior to the sale, and further provided that such employment agreement and non-compete agreement must be consistent with the terms and conditions of such executive's employment agreement with US Xchange.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Ronald H. VanderPol, our Co-Chairman and co-founder, beneficially owns 99% of our membership interests. Richard Postma, our Co-Chairman, Chief Executive Officer and co-founder, owns 1% of the membership interests in US Xchange. See Item 10, "Directors and Executive Officers of the Registrant--Limited Liability Company Operating Agreement."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Ronald H. VanderPol, our Co-Chairman and co-founder, has provided us our initial equity capital of $60 million. Of such amount, approximately $26 million was invested at December 31, 1997, and the balance was invested during the first four months of 1998. We have used these funds to acquire capital assets and fund operating costs. Of the amounts invested by Mr. VanderPol, (i) approximately $346,000 and $257,000 represented the value of management and administrative services provided to us during 1998 and 1997, respectively, by RVP Development Corporation, a holding company wholly-owned by Mr. VanderPol, pursuant to an Expense Sharing Agreement dated February 1, 1997 between us and RVP and (ii) $3,283,750 represented securities contributed by Mr. VanderPol to US Xchange. Pursuant to the Expense Sharing Agreement, RVP billed us for our pro rata share of employee compensation costs and facilities expenses for our principal executive offices in Grand Rapids, Michigan, which were funded by RVP in 1997. Richard Postma, our Co-Chairman and Chief Executive Officer, also serves as Co-Chairman of RVP, and Donald Offringa, our Vice President of Finance, also serves as the Vice President of Finance of RVP. RVP has guaranteed our payment obligations under our bank credit facility. See Item 7, "Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources."

       We also lease a corporate aircraft from an entity controlled by Mr. VanderPol under a lease that is terminable by either party upon 10 days' prior written notice. We made payments to this entity for the aircraft totaling approximately $111,000 and $69,000 during 1998 and 1997, respectively.

       We have made arrangements for the development of a new 65,000 square foot addition to our existing 44,000 square foot headquarters facility in Grand Rapids, Michigan and will accommodate our need for additional headquarters office space. We expect to enter into a long-term lease and occupy the new facility during the third quarter of 1999. The new facility is being developed as a partnership between RVP Development Corporation and the property owner.

       We believe that the above transactions were and, with respect to the new facility, will be on terms no less favorable to us than we could have been obtained in transactions with independent third parties.

       Pursuant to employment agreements between us and certain of our executive officers, Mr. VanderPol has personally guaranteed the payment of salary and continuation of benefits for a period of one year following the date of termination of employment of any of such persons in the event that we terminate the employment agreements for any reason other than "just cause." See Item 10, "Directors and Executive Officers of the Registrant--Management--Employment Agreements."

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed (or incorporated by reference) as a part of this report:

         1. The financial statements set forth in Item 8, "Financial Statements and Supplementary Data."

         2.       Financial Statement Schedules:

                  The following consolidated financial statement schedule is included in this report in accordance with Item 8 and paragraph (d) of Item 14:

                  (i) Report of Independent Certified Public Accountants on Financial Statement Schedule; and

                  (ii)     Schedule II.  Valuation and Qualifying Accounts.

         3. Exhibits filed with (or incorporated by reference into) this report:

              3.1         Articles of Organization of US Xchange, L.L.C.
              3.2 Operating Agreement of US Xchange, L.L.C. dated as of August 1, 1996
              4.1 Indenture dated as of June 25, 1998 between US Xchange, L.L.C. and The Bank of New York, as Trustee
              4.2 Collateral Pledge and Security Agreement dated as of June 25, 1998 among US Xchange, L.L.C., as Pledgor, and The Bank of New York, as Trustee and Collateral Agent
              4.3 The Company has not filed certain instruments with respect to long-term debt since the total amount of securities authorized thereunder does not exceed 10% of the total assets of US Xchange, L.L.C. and our subsidiaries on a consolidated basis. US Xchange, L.L.C. agrees to furnish a copy of any such agreement to the Commission upon request.
              10.1 Expense Sharing Agreement dated February 1, 1997 between US Xchange, L.L.C. and RVP Development Corporation
              *10.2 Employment Agreement dated March 3, 1997 between US Xchange, L.L.C. and Lee Thibaudeau
              *10.3 Employment Agreement dated February 22, 1997 between US Xchange, L.L.C. and Daniel Fabry
              *10.4 Employment Agreement dated March 29, 1997 between US Xchange, L.L.C. and Rick G. Pigeon
              12.1        Statement re Computation of Ratio of Earnings to Fixed
                          Charges
              21.1        Subsidiaries of the Registrant
              27.1        Financial Data Schedule
              99.1        Risk Factors

        --------------

*        Management contract filed pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



US Xchange, L.L.C.
Grand Rapids, Michigan

The audits referred to in our report to US Xchange, L.L.C. and subsidiaries dated February 25, 1999, relating to the consolidated financial statements of US Xchange, L.L.C., which is contained in Item 8 of this Form 10-K for the year ended December 31, 1998, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO SEIDMAN, LLP

Grand Rapids, Michigan
February 25, 1999

                Schedule II -- VALUATION AND QUALIFYING ACCOUNTS

                               US XCHANGE, L.L.C.





                                                                BALANCE           CHARGED TO                          BALANCE
                                                                AT BEGINNING      COSTS AND                           AT END
                                                                OF PERIOD         EXPENSES          DEDUCTIONS(1)     OF PERIOD
                                                              ---------------------------------------------------------------------
Period Ended December 31, 1996
  Reserves and allowances deducted from asset accounts:
                  Allowance for uncollectible accounts          $    -            $      -          $     -           $      -

Year Ended December 31, 1997
  Reserves and allowances deducted from asset accounts:
                  Allowance for uncollectible accounts          $    -            $  2,000          $     -           $  2,000

Year Ended December 31, 1998
  Reserves and allowances deducted from asset accounts:
                  Allowance for uncollectible accounts          $2,000            $227,949          $55,949           $174,000









(1) Uncollectible accounts charged off, net of recoveries

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            US XCHANGE, L.L.C.


March 30, 1999                              By: /s/ Richard Postma
                                               --------------------------------
                                               Richard Postma
                                               Co-Chairman and Chief Executive
                                               Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                      TITLE                          DATE
  ----------------------------- ------------------------------------       --------------

   /s/ Richard Postma           Co-Chairman, Chief Executive Officer       March 30, 1999
  ----------------------------- and Member
  Richard Postma


   /s/ Ronald H. VanderPol      Co-Chairman and Member                     March 30, 1999
  -----------------------------
  Ronald H. VanderPol


  /s/ Donald Offringa           Vice President of Finance (Principal       March 30, 1999
  ----------------------------- Financial Officer and Principal
  Donald Offringa               Accounting Officer)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

         No annual report or proxy material has been sent to the Registrant's security holders with respect to fiscal 1998 or any other annual or special meeting of security holders, and the Registrant does not intend to send to holders of its securities any such materials relating to fiscal year 1998.

                                INDEX TO EXHIBITS

            EXHIBIT
            NUMBER                         DESCRIPTION
            -------       ----------------------------------------------------
              3.1         Articles of Organization of US Xchange, L.L.C.
                          (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (Commission File
                          No. 333-64717) filed September 26, 1998, the "Form
                          S-4")

              3.2 Operating Agreement of US Xchange, L.L.C. dated as of August 1, 1996 (incorporated by reference to Exhibit
                          3.2 to the Form S-4)

              4.1 Indenture dated as of June 25, 1998 between US Xchange, L.L.C. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to the Form S-4)

              4.2 Collateral Pledge and Security Agreement dated as of June 25, 1998 among US Xchange, L.L.C., as Pledgor, and The Bank of New York, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.4 to the Form S-4)

              4.3 US Xchange, L.L.C. has not filed certain instruments with respect to long-term debt since the total amount of securities authorized thereunder does not exceed 10% of the total assets of US Xchange, L.L.C. and its subsidiaries on a consolidated basis. US Xchange, L.L.C. agrees to furnish a copy of any such agreement to the Commission upon request.

              10.1 Expense Sharing Agreement dated February 1, 1997 between US Xchange, L.L.C. and RVP Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-4)

              10.2 Employment Agreement dated March 3, 1997 between US Xchange, L.L.C. and Lee Thibaudeau (incorporated by reference to Exhibit 10.2 to the Form S-4)

              10.3 Employment Agreement dated February 22, 1997 between US Xchange, L.L.C. and Daniel Fabry (incorporated by reference to Exhibit 10.3 to the Form S-4)

              10.4 Employment Agreement dated March 29, 1997 between US Xchange, L.L.C. and Rick G. Pigeon (incorporated by reference to Exhibit 10.4 to the Form S-4)

              12.1        Statement re Computation of Ratio of Earnings to Fixed
                          Charges

              21.1        List of Subsidiaries

              27.1        Financial Data Schedule

              99.1        Risk Factors