Form 10-Q
period 1999-03-31
US XCHANGE LLC
filed 1999-05-17
CIK 1070677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                        Commission file number 333-64717

                               US XCHANGE, L.L.C.
             (Exact name of registrant as specified in its charter)


          MICHIGAN                                     38-33505418
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

   20 MONROE AVENUE NW, SUITE 450, GRAND RAPIDS, MICHIGAN              49503
         (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (616) 493-7000



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     At May 13, 1999, all of the membership interests of the registrant were held by two affiliates of the registrant.

                               US XCHANGE, L.L.C.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              Page No.


PART I  FINANCIAL INFORMATION........................................................................................3


Item 1. Financial Statements.........................................................................................3

   Consolidated Balance Sheets.......................................................................................3
   Consolidated Statements Of Operations.............................................................................5
   Consolidated Statements Of Cash Flows.............................................................................6
   Notes To Consolidated Financial Statements........................................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................10


Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................................15


PART II  OTHER INFORMATION..........................................................................................16


Item 6. Exhibits and Reports on Form 8-K............................................................................16


SIGNATURES..........................................................................................................17


INDEX TO EXHIBITS...................................................................................................18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                               US XCHANGE, L.L.C.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,           DECEMBER 31,
                                                                                       1999                 1998
                                                                                  ---------------       ---------------
                                                                                    (UNAUDITED)
ASSETS
Current Assets
     Cash and equivalents..................................................         $10,463,257           40,018,552
     Restricted investments................................................          27,406,656           28,525,109
     Accounts Receivable, less allowance for doubtful accounts
        of $259,000 and $174,000...........................................           2,773,748            1,865,503
     Other current assets..................................................             944,382              700,411
                                                                                   ---------------------------------

          TOTAL CURRENT ASSETS.............................................          41,588,043           71,109,575
                                                                                   ---------------------------------
NETWORKS AND EQUIPMENT
     Networks and networks in process (cost to complete of $19,053,000)....          96,648,069           85,821,872

     Furniture and equipment...............................................          15,966,088           14,017,604
     Leasehold improvements................................................           5,666,057            3,937,223
                                                                                   ---------------------------------
                                                                                    118,280,214           03,776,699
     Less accumulated depreciation and amortization........................           5,474,308            3,432,193
                                                                                   ---------------------------------
NET NETWORKS AND EQUIPMENT.................................................         112,805,906           00,344,506
                                                                                   ---------------------------------
OTHER ASSETS
     Restricted investments................................................          42,782,486           56,206,738
     Debt issuance costs, net..............................................           6,967,734            6,793,770
     Miscellaneous.........................................................             509,179              261,328
                                                                                   ---------------------------------
     TOTAL OTHER ASSETS....................................................          50,259,399           63,261,836
                                                                                   =================================
     TOTAL ASSETS..........................................................        $204,653,348          $34,715,917
                                                                                   =================================
LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
     Accounts payable......................................................          $8,533,613           11,264,241
     Accrued interest......................................................           7,521,257           15,521,634
     Accrued other liabilities.............................................           2,795,834            1,185,820
     Current maturities of long-term debt..................................             800,000              800,000
                                                                                   ---------------------------------
         TOTAL CURRENT LIABILITIES.........................................          19,650,704           28,771,695
     LONG-TERM DEBT, LESS CURRENT MATURITIES...............................
     15% Senior Notes......................................................         200,000,000           00,000,000
     Notes payable.........................................................           2,400,000            2,533,333
                                                                                   ---------------------------------
         TOTAL LIABILITIES.................................................         222,050,704           31,305,028
MEMBERS' CAPITAL (DEFICIT)
     Capital contributions.................................................          60,000,000           60,000,000
     Accumulated deficit...................................................         (77,397,356)         (56,589,111)
                                                                                   ---------------------------------
         TOTAL MEMBERS' CAPITAL (DEFICIT)..................................         (17,397,356)           3,410,889
                                                                                   =================================
                                                                                   $204,653,348          $ 34,715,91
                                                                                   ==================================

     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                    -------------------------------------
                                                                                         1999                 1998
                                                                                    -------------------------------------
REVENUES.................................................................             $   4,339,437        $    565,203
Costs and Expenses.......................................................
     Cost of communication services......................................                 8,207,998           1,129,975
     Selling, general and administrative.................................                10,086,505           4,482,745
     Depreciation and amortization.......................................                 2,229,520             213,247
                                                                                      ---------------------------------
           TOTAL COSTS AND EXPENSES......................................                20,524,023           5,825,967
     Loss from operations................................................               (16,184,586)         (5,260,764)
Interest Expense.........................................................                (5,933,845)            (60,735)
                                                                                      ---------------------------------
Interest Income..........................................................                 1,310,186                  --
                                                                                      ---------------------------------
     NET LOSS............................................................             $ (20,808,245)        $(5,321,499)
                                                                                      =================================



























     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   ---------------------------------------
                                                                                          1999                  1998
                                                                                    ----------------    -----------------
OPERATING ACTIVITIES
Net loss....................................................................          $ (20,808,245)       $ (5,321,499)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..........................................              2,229,520             213,246
     Provision for doubtful accounts........................................                 85,000               5,600
     Interest earned on restricted investments..............................               (957,295)                 --
     Changes in assets and liabilities:
         Accounts receivable................................................               (993,245)           (220,988)
         Other current assets...............................................               (243,971)           (201,776)
         Accounts payable...................................................             (2,730,628)          4,048,325
         Accrued liabilities................................................             (6,390,363)            186,170
                                                                                      ---------------------------------
         NET CASH USED IN OPERATING ACTIVITIES..............................            (29,809,227)         (1,290,922)
                                                                                      ---------------------------------
INVESTING ACTIVITIES
Decrease in restricted investments..........................................             15,500,000                  --
Purchase of networks and equipment..........................................            (14,503,515)        (14,517,222)
Increase in other assets....................................................               (259,395)           (149,789)
                                                                                      ---------------------------------
         NET CASH USED IN INVESTING ACTIVITIES..............................                737,088         (14,667,011)
                                                                                      ---------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt................................................                     --           1,211,000
Repayment of long-term debt.................................................               (133,333)                 --
Advances from affiliated company............................................                     --              61,211
Direct costs of financing...................................................               (349,825)                 --
Members' capital contributions..............................................                     --          16,000,000
                                                                                      ---------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..........................               (483,158)         17,272,211
                                                                                      ---------------------------------
         NET INCREASE IN CASH AND EQUIVALENTS...............................            (29,555,295)          1,314,278
Cash and equivalents, beginning of period...................................             40,018,552             100,590
                                                                                      =================================
Cash and equivalents, end of period.........................................          $  10,463,257        $  1,414,868
                                                                                      =================================
Supplemental Disclosure of Cash Flow Information
         Interest Paid (net of amounts capitalized).........................          $  15,558,846        $     60,798
                                                                                      =================================

         During the three months ended March 31, 1998, affiliated company advances of $21,100,000 were converted to members' capital contributions.


     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of US Xchange, L.L.C. (the "Company") at December 31, 1998 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 1998.

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

3.       LONG-TERM DEBT

         On June 25, 1998, the Company completed a sale of $200 million principal amount of 15% Senior Notes due 2008 (the "15% Notes"). Of the total net proceeds approximating $193.0 million, the Company placed approximately $82.5 million, representing funds, together with interest thereon, sufficient to pay the first six semi-annual interest payments on the 15% Notes, into an escrow account for the benefit of the holders. Issuance costs approximating $7 million are being amortized ratably over the term of the debt. Interest on the 15% Notes is payable semi-annually, on January 1 and July 1, commencing January 1, 1999. The 15% Notes are non-callable and mature in full on July 1, 2008.

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

         On August 28, 1997, the Company entered into a credit facility agreement with a local bank that provided for borrowings of up to $4,000,000 for the acquisitions of office furniture, equipment and computer software and for construction costs related to leasehold improvements of office and switch site locations. In March 1998, the credit facility was fully utilized and converted into a term note payable in 60 equal monthly installments commencing April 1998. Amounts borrowed bear interest at 1/2% under the bank's prime rate or 2% over the bank's cost of funds, at the Company's option. The effective rate was

7.0% at March 31, 1999. Specific assets and the guarantee of an affiliated company owned by the Company's majority member secure all borrowings. The credit facility also provides that the affiliated company maintains minimum debt to tangible net worth and current ratio levels. At March 31, 1999, the affiliated company was in compliance with the covenant requirements.

         The aggregate principal repayments of long-term debt over the next five years are as follows:

                             YEAR ENDING DECEMBER 31,
              1999 (9 months).............................              $600,000
              2000........................................               800,000
              2001........................................               800,000
              2002........................................               800,000
              2003........................................               133,000

4        RELATED PARTY TRANSACTIONS

         In connection with the Company's issuance of the 15% Notes, advances from an affiliated company owned by the Company's majority member of $21.1 million were converted to members' capital as of March 31, 1998. Under an expense sharing agreement with the affiliated company, the Company incurred $82,153 and $81,979 relating to management and administrative services for the three months ended March 31, 1999 and 1998, respectively.

         In June 1997, the Company entered into a lease agreement with another affiliated company owned by the majority member for aircraft transportation services. Total travel costs incurred under this arrangement for the three months ended March 31, 1999 and 1998 were $33,350 and $20,045, respectively.

5        LEASES

         The Company leases administrative and sales office facilities, operating sites and certain equipment under noncancelable operating leases having initial or remaining terms of more than one year. Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs. Total rental expense for all operating leases for the three months ended March 31, 1999 and 1998 was $1,193,260 and $128,228, respectively.

         Future minimum lease payments under noncancelable operating leases at March 31, 1999 were as follows:


YEAR ENDING DECEMBER 31,                               OPERATING SITE
                             OFFICE FACILITIES           FACILITIES              EQUIPMENT                 TOTAL
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
1999 (9 months).......            $1,336,087                $459,967                $718,084              $2,514,138
2000.................              2,096,834                 612,107                 927,105               3,636,046
2001.................              2,078,594                 620,111                 450,190               3,148,895
2002.................              1,860,429                 613,189                 183,163               2,656,781
2003-2007............              1,780,200               1,321,161                   5,378               3,106,739
2008-2012............                     --                 181,881                      --                 181,881

================================================================================================== =======================

6        SUBSEQUENT EVENTS

     In April 1999, pursuant to a Loan and Security Agreement among our wholly-owned subsidiary US Xchange Finance Company, L.L.C., as borrower, the Company and its operating subsidiaries, as guarantors, the lender parties thereto and General Electric Capital Corporation, as Administrative Agent and lender, the Company obtained a $50.0 million senior secured revolving credit facility, $4.4 million of which was utilized as of May 13, 1999. Loans under this facility bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0%, at the borrower's option. Interest is payable at least on a quarterly basis. During the initial two years, unused portions of this facility are subject to a commitment fee ranging between .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable is quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007 based upon the following annual debt reduction formula: 10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of the borrower and its subsidiaries. The Company and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

ITEM 2...MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     EXCEPT FOR HISTORICAL INFORMATION, THE DISCUSSION IN THIS ITEM 2 CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS WE DISCUSS BELOW AND UNDER THE CAPTION "RISK FACTORS" IN EXHIBIT 99.1 TO OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, WHICH IS INCORPORATED HEREIN BY REFERENCE.

OVERVIEW

     Our operations have resulted in significant losses, negative cash flows from operating and investing activities and negative EBITDA since our inception in August 1996. We expect that planned capital expenditures, together with the associated operating expenses in each of our markets, will result in operating losses, negative cash flows from operating and investing activities and negative EBITDA for approximately 24 to 36 months after we commence facilities-based switched operations in each market. Accordingly, we expect to experience increasing consolidated losses as we expand our operations, deploy our networks and switching facilities and develop our customer base.

FACTORS AFFECTING RESULTS OF OPERATIONS

REVENUES

     We direct our sales and marketing efforts primarily towards small to medium-sized business customers, internet service providers and governmental and other institutional end users in selected underserved markets. In each of our markets, we initially resell incumbent carrier services to establish a market presence. After our network switching system becomes commercially operational in a market, we transition our resale customers to our own switch-based network. We believe that this strategy results in faster penetration of the available customer base. We compete primarily on the basis of competitive pricing, superior service and products and innovative service and product offerings.

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

     Cost of Communication Services. Cost of communication services consists of the fixed costs of leased facilities, minutes-of-use charges for origination and termination services and access line charges for local and long distance services, including the costs to use incumbent local telephone company unbundled network elements, costs for installation and initial service turn-up and support services outsourced to Lucent, and costs of network personnel. We also incur rights-of-way costs and, in certain markets, franchise fees and taxes paid to local governments based on revenue. After we install our network infrastructure and activate our switching systems, we can add customers and associated revenues with lower incremental cost of communication services, so that such customers provide greater contributions to our operating cash flows and EBITDA. While we primarily target businesses, internet service providers, and governmental and other institutional customers, we believe that, once a network is operational, the marginal cost of providing our services to residential customers is low enough to allow us to economically address these customers because they generally require less complex services than other customers. Cost of communication services does not include depreciation and amortization.

     Selling, General and Administrative. Our selling, general and administrative expenses include sales and marketing costs, customer service and technical support, billing and collection, and general management and overhead expenses. These costs grow significantly as we expand our operations, and administrative overhead is a large portion of these expenses during the deployment of our networks. However, as we expand our customer base, we expect these expenses will represent a smaller percentage of our revenues.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Revenues for the three months ended March 31, 1999 totaled $4.3 million, of which $648,000 were derived from our facilities-based switched operations and $3.7 million were from resale services. This compares to $565,000 in the first quarter of 1998, all of which were resale revenues. At March 31, 1999, we had a total of approximately 34,000 installed access lines in service of which approximately 21% were served by our own facilities.

     Cost of communication services increased to $8.2 million for the first quarter of 1999 from $1.1 million for the same period in 1998. Of the $7.1 million increase, approximately $4.4 million relates to the costs of leased telecommunications facilities and services in connection with the growth of our local and long distance services. Our facilities-based network operating costs also increased approximately $2.7 million due to the continued expansion of our networks into planned markets. Cost of communication services, as a percentage of revenues, decreased to 190.7% in the first quarter of 1999, compared to 194.7% during the same period of 1998, reflecting the expansion and activation of our networks.

     Selling, general and administrative expenses increased $5.6 million to $10.1 million for the three months ended March 31, 1999 compared to $4.5 million for the same period in 1998. The increase was due primarily to personnel costs associated with the expansion of our selling, customer and technical support services and administrative activities to support our growth. Selling, general and administrative expenses decreased to 234.9% of revenues in the first quarter of 1999, from 796.5% during the same period in 1998, primarily as a result of the expansion of our customer base.

     Depreciation and amortization expenses increased to $2.2 million for the quarter ended March 31, 1999, from $213,000 for the comparable period in 1998. The increase primarily reflects the eight switches and networks that were commercially operational during the first quarter of 1999 compared to none in operation for the same quarter of 1998.

     Gross interest expense increased $7.5 million to $7.6 million all of which relates to the accrual of interest on the 15% Notes. Interest costs of $1.6 million and $0 were capitalized during the three months ended March 31, 1999 and 1998, respectively, relating to network construction projects.

     Interest income of $1.3 million for the quarter ended March 31, 1999, resulted primarily from interest earnings on the short-term investment of the cash proceeds from the issuance of the 15% Notes.

     Net loss increased to $20.8 million for the three months ended March 31, 1999, from $5.3 million for the same period in 1998. The increase of $15.5 million results primarily from significant expenditures we incur, before the realization of revenues, due to expansion of our local and long distance services, the added depreciation expense resulting from the construction and expansion of our networks and the net interest expense on our indebtedness to fund our network development and expansion.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1999, cash and cash equivalents decreased $29.6 million to $10.5 million. Our deficiency in net cash used in operations increased to $29.8 million during the first quarter of 1999, primarily the result of our increased net loss for the quarter and the reduction of our accounts payable and accrued liabilities by $9.1 million. For the same period in 1998, cash for operating activities was used primarily to fund our net loss of $5.3 million, offset in part by an increase in accounts payable of $4.0 million.

     Our investing activities for the three months ended March 31, 1999 provided cash of $737,000, primarily due to the reduction in our restricted investments for the semi-annual payment of interest on our 15% Notes. This reduction was substantially offset by $14.5 million of capital expenditures during the first quarter of 1999 for the construction of our switching and fiber optic networks. Cash used for investing activities during the same period in 1998 was $14.7 million, of which $14.5 was used for the purchase and construction of our local networks.

     During the first quarter of 1999, cash of $483,000 was used for financing activities to repay principal on our $4.0 million bank credit facility of $133,000 and to pay $350,000 of direct financing costs incurred in connection with our new secured senior credit facility, described below. Cash of $17.3 million was provided by financing activities in the first quarter of 1998, primarily the result of additional member capital contributions of $16.0 million and borrowings of $1.2 million under our bank credit facility. At March 31, 1999, we had $3.2 million of outstanding indebtedness under this bank credit facility. The borrowings bear interest at an annual rate equal to (1) 1/2% under the bank's prime lending rate or (2) 2% over the bank's costs of funds, at our option. The effective annual interest rate of the bank credit facility was 7.0% at March 31, 1999. The borrowings are repayable in monthly installments of $66,667 through March 31, 2003 and are secured by specific assets of the Company and one of our wholly-owned subsidiaries and by the guarantees of the same subsidiary and of RVP Development Corporation.

    On June 25, 1998, we issued and sold $200 million aggregate principal amount of our 15% Senior Notes due July 1, 2008. Of the $193.0 million of net proceeds that we received for these Notes, we used approximately $82.5 million to purchase U.S. government securities, including accrued interest, to secure and fund our first six scheduled semi-annual payments of interest on these Notes. Through March 31, 1999, we have spent approximately $100.6 million of the remaining net proceeds to fund the installation and deployment of our networks and their associated operating losses.

     In April 1999, pursuant to a Loan and Security Agreement among our wholly-owned subsidiary US Xchange Finance Company, L.L.C., as borrower, US Xchange and our operating subsidiaries, as guarantors, the lender parties thereto and General Electric Capital Corporation, as Administrative Agent and lender, we obtained a $50.0 million senior secured revolving credit facility, $4.4 million of which was utilized as of May 13, 1999. Loans under this facility bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0%, at our option. Interest is payable at least on a quarterly basis. During the initial two years, unused portions of this facility are subject to a commitment fee ranging between .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable is quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007 based upon the following annual debt reduction formula: 10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of the borrower and its subsidiaries. US Xchange and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

     The terms of our indebtedness impose certain financial and operating restrictions on us and our restricted subsidiaries. These restrictions limit, among other things, our ability to:

     -- incur additional indebtedness;

     -- create liens;

     -- engage in sale-leaseback transactions;

     -- sell assets;

     -- effect consolidations or mergers;

     -- make investments or certain other restricted payments;

     -- pay dividends or make distributions in respect of membership interests;

     -- redeem membership interests;

     -- issue or sell membership interests of our restricted subsidiaries; and

     -- enter into transactions with any of our members or affiliates.

While these limitations are subject to a number of important qualifications and exceptions, if we were to fail to comply with these restrictions and, in some cases, were to fail to cure our noncompliance, the lenders could declare a default.

     Our operations have required a substantial capital investment for the purchase of telecommunications equipment and the construction and development of our networks. Since the beginning of fiscal 1997 and through March 31, 1999, we have spent approximately $118.3 million on capital expenditures. We have funded these expenditures through our existing equity capital, borrowings under our credit facilities and the net proceeds from the sale of our 15% Senior Notes.

     The costs associated with the initial installation and expansion of each of our networks, including development, installation, certain organizational costs and early operating expenses, and the construction of our planned long haul routes interconnecting our commercial regions are significant. We expect to experience negative cash flow for each market until we establish an adequate customer base and revenue stream. We estimate that, as of March 31, 1999, our future capital requirements (including requirements for capital expenditures, working capital, debt service and operating losses) to fund the installation, deployment and operating losses of our current networks and the planned installation of long-haul fiber interconnecting these networks will total approximately $100 million. We plan to finance these capital requirements with the remaining net proceeds from the issuance of our 15%
Senior Notes (approximately $9.9 million as of March 31, 1999), the net proceeds of our $50 million senior secured credit facility, cash expected to be generated from future revenues and additional debt financing. We currently have no commitments for such additional debt financing, and we can give no assurance that such additional debt financing will be available to us on terms we consider acceptable or at all. If we are unable to secure additional debt financing on acceptable terms, we may be required to modify or delay some of our planned capital expenditures, which could have a material adverse effect on our business.

     However, the actual amount and timing of our capital requirements may vary significantly from our estimates based upon a number of factors, including, among other things:

     -- the timing and success of our current development plans;

     -- shortfalls in our revenue and cost projections;

     -- demand for our services;

     -- regulatory, technological and competitive developments;

     -- any decision to expand our operations into additional commercial regions or markets; and

     -- any acquisitions or joint ventures that we decide to undertake.

Actual revenues and costs may vary materially from expected amounts, and such variations will likely affect our future cash flow requirements. Accordingly, we cannot assure you that our actual capital requirements will not exceed our current estimates.

YEAR 2000 COMPLIANCE

     The year 2000 issue is a matter of particular worldwide concern for telecommunications carriers because it affects many aspects of telecommunications technology, including the computer systems and software applications that are essential for network administration and operations. A significant portion of telecommunications voice and data networking and network management devices have date-sensitive processing in them which affect network administration and operations functions such as service activation, service assurance and billing processes. However, because we have recently commenced operations and acquired our key processing systems, our costs relating to year 2000 issues have not been material. Lucent and the other system vendors have represented to us that their systems are year 2000 compliant without any required modification. We will require confirmation of year 2000 compliance in our future requests for proposals from Lucent and our other equipment and software vendors. Pursuant to our year 2000 compliance plan, we have modified and tested all of our mission-critical systems and believe they are now year 2000 compliant. However, until the year 2000, we cannot assure you that our computer systems and software applications will accommodate the year 2000.

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

     While we believe all of our mission-critical systems are now year 2000 compliant, we can give no assurance that we will not have to replace, upgrade or reprogram certain existing systems and software applications to ensure that our systems and interoperability applications are year 2000 functional. However, based on current information, we do not believe that we will incur costs for any replacement, upgrade or reprogramming of our computer systems and software applications to resolve any year 2000 issues that will be material to our business, financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits filed with (or incorporated by reference into) this report:

                    3.1 Articles of Organization of US Xchange, L.L.C. (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (Commission File No. 333-64717) filed September 26, 1998, the "Form S-4")
                    3.2 Operating Agreement of US Xchange, L.L.C. dated as of August 1, 1996, incorporated herein by reference to
                         Exhibit 3.2 to the Form S-4.
                    4.1 Loan and Security Agreement dated as of April 29, 1999, among US Xchange Finance Company, L.L.C., as Borrower, US Xchange, L.L.C. and certain operating subsidiaries of US Xchange, L.L.C., as Guarantors, and General Electric Capital Corporation, as Administrative Agent and lender thereunder.
                    27.1 Financial Data Schedule for Three Months Ended
                         March 31, 1999
                    27.2 Financial Data Schedule for Three Months Ended
                         March 31, 1998
                    99.1 Risk Factors, incorporated herein by reference to
                         Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 .
         --------------


         (b)      Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      US XCHANGE, L.L.C.


May 13, 1999                   By:/s/ Richard Postma
                                  ----------------------------------------------
                                  Richard Postma
                                  Co-Chairman and Chief Executive Officer


May 13, 1999                   By:/s/ Donald Offringa
                                  ----------------------------------------------
                                  Donald Offringa
                                  Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

                                   INDEX TO EXHIBITS
            EXHIBIT
             NUMBER                   DESCRIPTION
             ------       -----------------------------------

               3.1 Articles of Organization of US Xchange, L.L.C. (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (Commission File No. 333-64717) filed September 26, 1998, the "Form S-4")



               3.2 Operating Agreement of US Xchange, L.L.C. dated as of August 1, 1996 (incorporated by reference to Exhibit 3.2 to the Form S-4)



               4.1 Loan and Security Agreement dated as of April 29, 1999, among US Xchange Finance Company, L.L.C., as Borrower, US Xchange, L.L.C. and certain operating subsidiaries of US Xchange, L.L.C., as Guarantors, and General Electric Capital Corporation, as Administrative Agent and lender thereunder.


               27.1 Financial Data Schedule for Three Months Ended
                    March 31, 1999


               27.2 Financial Data Schedule for Three Months Ended
                    March 31, 1998



               99.1 Risk Factors, incorporated herein by reference to Exhibit
                    99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.