Form 10-Q/A
period 1999-03-31
US XCHANGE LLC
filed 1999-05-18
CIK 1070677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                    FORM 10-Q/A
                                  Amendment No. 1


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

   Consolidated Balance Sheets.......................................................................................3
   Consolidated Statements Of Operations.............................................................................4
   Consolidated Statements Of Cash Flows.............................................................................5
   Notes To Consolidated Financial Statements........................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................9


Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................................14


PART II  OTHER INFORMATION..........................................................................................15


Item 6. Exhibits and Reports on Form 8-K............................................................................15


SIGNATURES..........................................................................................................16


INDEX TO EXHIBITS...................................................................................................17

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                               US XCHANGE, L.L.C.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,           DECEMBER 31,
                                                                                       1999                 1998
                                                                                  ---------------       ---------------
                                                                                    (UNAUDITED)
ASSETS
Current Assets
     Cash and equivalents..................................................         $10,463,257           40,018,552
     Restricted investments................................................          27,406,656           28,525,109
     Accounts Receivable, less allowance for doubtful accounts
        of $259,000 and $174,000...........................................           2,773,748            1,865,503
     Other current assets..................................................             944,382              700,411
                                                                                   ---------------------------------

          TOTAL CURRENT ASSETS.............................................          41,588,043           71,109,575
                                                                                   ---------------------------------
NETWORKS AND EQUIPMENT
     Networks and networks in process (cost to complete of $19,053,000)....          96,648,069           85,821,872

     Furniture and equipment...............................................          15,966,088           14,017,604
     Leasehold improvements................................................           5,666,057            3,937,223
                                                                                   ---------------------------------
                                                                                    118,280,214          103,776,699
     Less accumulated depreciation and amortization........................           5,474,308            3,432,193
                                                                                   ---------------------------------
NET NETWORKS AND EQUIPMENT.................................................         112,805,906          100,344,506
                                                                                   ---------------------------------
OTHER ASSETS
     Restricted investments................................................          42,782,486           56,206,738
     Debt issuance costs, net..............................................           6,967,734            6,793,770
     Miscellaneous.........................................................             509,179              261,328
                                                                                   ---------------------------------
     TOTAL OTHER ASSETS....................................................          50,259,399           63,261,836
                                                                                   =================================
     TOTAL ASSETS..........................................................        $204,653,348         $234,715,917
                                                                                   =================================
LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
     Accounts payable......................................................          $8,533,613           11,264,241
     Accrued interest......................................................           7,521,257           15,521,634
     Accrued other liabilities.............................................           2,795,834            1,185,820
     Current maturities of long-term debt..................................             800,000              800,000
                                                                                   ---------------------------------
         TOTAL CURRENT LIABILITIES.........................................          19,650,704           28,771,695
     LONG-TERM DEBT, LESS CURRENT MATURITIES...............................
     15% Senior Notes......................................................         200,000,000          200,000,000
     Notes payable.........................................................           2,400,000            2,533,333
                                                                                   ---------------------------------
         TOTAL LIABILITIES.................................................         222,050,704          231,305,028
MEMBERS' CAPITAL (DEFICIT)
     Capital contributions.................................................          60,000,000           60,000,000
     Accumulated deficit...................................................         (77,397,356)         (56,589,111)
                                                                                   ---------------------------------
         TOTAL MEMBERS' CAPITAL (DEFICIT)..................................         (17,397,356)           3,410,889
                                                                                   =================================
                                                                                   $204,653,348         $234,715,917
                                                                                   ==================================


     See accompanying notes to unaudited consolidated financial statements.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      US XCHANGE, L.L.C.


May 18, 1999                   By:/s/ Richard Postma
                                  ----------------------------------------------
                                  Richard Postma
                                  Co-Chairman and Chief Executive Officer



May 18, 1999                   By:/s/ Donald Offringa
                                  ----------------------------------------------

                                  Donald Offringa
                                  Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)