Form 10-Q
period 1999-06-30
US XCHANGE LLC
filed 1999-08-16
CIK 1070677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                        Commission file number 333-64717

                               US XCHANGE, L.L.C.
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                38-33505418
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

20 MONROE AVENUE NW, SUITE 450, GRAND RAPIDS, MICHIGAN                49503
             (Address of Principal Executive Offices)             (Zip Code)

       Registrant's telephone number, including area code: (616) 493-7000

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         At August 13, 1999, all of the membership interests of the registrant were held by two affiliates of the registrant.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................9


Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................................14


PART II  OTHER INFORMATION..........................................................................................15


Item 3. Defaults Upon Senior Securities.............................................................................15


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


SIGNATURES..........................................................................................................16


INDEX TO EXHIBITS...................................................................................................17

                                     PART I

                              FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
                               US XCHANGE, L.L.C.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,           DECEMBER 31,
                                                                                       1999                 1998
                                                                                  ----------------     ----------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and equivalents....................................................          $2,569,029           $40,018,552
   Restricted investments..................................................          28,402,198            28,525,109
   Accounts Receivable, less allowance for doubtful accounts of
   $345,177 and $174,000...................................................           4,465,842             1,865,503
   Other current assets....................................................           1,172,791               700,411
                                                                                  -------------------------------------
         TOTAL CURRENT ASSETS..............................................          36,609,860            71,109,575
                                                                                  -------------------------------------
NETWORKS AND EQUIPMENT
   Networks and networks in process (cost to complete of $14,771,000)               114,055,771            85,821,872
   Furniture and equipment.................................................          17,751,943            14,017,604
   Leasehold improvements..................................................           6,193,379             3,937,223
                                                                                  -------------------------------------
                                                                                    138,001,093           103,776,699
   Less accumulated depreciation and amortization..........................           8,454,393             3,432,193
                                                                                  -------------------------------------
NET NETWORKS AND EQUIPMENT.................................................         129,546,700           100,344,506
                                                                                  -------------------------------------
OTHER ASSETS
   Restricted investments..................................................          42,731,097            56,206,738
   Debt issuance costs, net................................................           7,429,704             6,793,770
   Miscellaneous...........................................................           1,023,255               261,328
                                                                                  -------------------------------------
   TOTAL OTHER ASSETS......................................................          51,184,056            63,261,836
                                                                                  =====================================
   TOTAL ASSETS............................................................        $217,340,616          $234,715,917
                                                                                  =====================================
LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable...........................................................          $7,363,722           $11,264,241
Accrued interest...........................................................          15,127,035            15,521,634
Accrued other liabilities..................................................           2,690,190             1,185,820
Current maturities of long-term debt.......................................             800,000               800,000
                                                                                  -------------------------------------
TOTAL CURRENT LIABILITIES..................................................          25,980,947            28,771,695
UNEARNED REVENUE...........................................................           1,141,963               --
LONG-TERM DEBT, LESS CURRENT MATURITIES
15% Senior Notes...........................................................         200,000,000           200,000,000
Notes payable..............................................................           2,200,000             2,533,333
Senior Secured Facility....................................................          27,637,500               --
                                                                                  -------------------------------------
TOTAL LIABILITIES..........................................................         256,960,410           231,305,028
MEMBERS' CAPITAL (DEFICIT)
Capital contributions......................................................          60,000,000            60,000,000
Accumulated deficit........................................................         (99,619,794)          (56,589,111)
                                                                                  -------------------------------------
TOTAL MEMBERS' CAPITAL (DEFICIT)...........................................         (39,619,974)            3,410,889
                                                                                  =====================================
                                                                                   $217,340,616          $234,715,917
                                                                                  =====================================

     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------------------------------------------------------
                                                       1999                   1998                 1999                1998
                                               ------------------------------------------------------------------------------------
REVENUES..................................            $5,947,990           $1,419,200            $10,287,428          $1,984,403
Costs and Expenses.........................
     Cost of communication services........            9,276,915            2,877,172             17,484,914           4,007,146
     Selling, general and administrative...           10,109,331            6,240,263             20,195,837          10,723,009
     Depreciation and amortization.........            3,191,122              871,558              5,420,642           1,084,805
                                               ----------------------  -------------------  --------------------  ----------------
           TOTAL COSTS AND EXPENSES........           22,577,368            9,988,993             43,101,393          15,814,960
                                               ----------------------  -------------------
     Loss from operations..................          (16,629,378)          (8,569,793)           (32,813,965)        (13,830,557)
                                               ----------------------  -------------------  --------------------  ----------------
Interest Expense...........................           (6,605,059)            (569,398)           (12,538,903)           (630,196)
                                               ----------------------  -------------------  --------------------  ----------------
Interest Income............................            1,011,998              211,602              2,322,185             211,665
                                               ----------------------  -------------------  --------------------  ----------------
     NET LOSS..............................         $(22,222,439)         $(8,927,589)          $(43,030,683)       $(14,249,088)
                                               ======================  ===================  ====================  ================









     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                   ---------------------------------------
                                                                                         1999                1998
                                                                                    ----------------    ----------------
OPERATING ACTIVITIES
Net loss....................................................................            $(43,030,683)       $(14,249,088)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..........................................               5,420,642           1,084,805
     Provision for doubtful accounts........................................                 171,177              52,500
     Interest earned on restricted investments..............................              (1,901,449)            (76,132)
     Increase in unearned revenue...........................................               1,141,693            --
     Changes in assets and liabilities:
         Accounts receivable................................................              (2,771,516)           (852,009)
         Other current assets...............................................                (472,380)           (400,498)
         Accounts payable...................................................              (3,900,519)         13,625,396
         Accrued liabilities................................................               1,109,771             947,128
                                                                                    ----------------    ----------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES................             (44,232,993)            132,102
                                                                                    ----------------    ----------------
INVESTING ACTIVITIES
Purchase of restricted investments..........................................                 --              (82,469,784)
Decrease in restricted investments..........................................              15,500,000            --
Purchase of networks and equipment..........................................             (34,224,394)        (34,069,212)
Increase in other assets....................................................                (785,354)            (23,224)
                                                                                    ----------------    ----------------
         NET CASH USED IN INVESTING ACTIVITIES..............................             (19,509,748)       (116,562,220)
                                                                                    ----------------    ----------------
FINANCING ACTIVITIES
Proceeds from long-term debt................................................              27,637,500         201,211,000
Repayment of long-term debt.................................................                (333,333)           (200,000)
Advances from affiliated company............................................                 --                   61,211
Direct costs of financing...................................................              (1,010,949)         (6,804,788)
Members' capital contributions..............................................                 --               33,900,000
                                                                                    ----------------    ----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..........................              26,293,218         228,167,423
                                                                                    ----------------    ----------------
         NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS....................             (37,449,523)        111,737,305
Cash and equivalents, beginning of period...................................              40,018,552             100,590
                                                                                    ----------------    ----------------
Cash and equivalents, end of period.........................................              $2,569,029        $111,837,895
                                                                                    ================    ================
Supplemental Disclosure of Cash Flow Information
         Interest Paid (net of amounts capitalized).........................             $12,933,502            $130,379
                                                                                    ================    ================


         During the six months ended June 30, 1998, affiliated company advances of $21,100,000 were converted to members' capital contributions.


     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The consolidated balance sheet of US Xchange, L.L.C. (the "Company") at December 31, 1998 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 1998.

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

3.       LONG-TERM DEBT

         On April 30, 1999, pursuant to a Loan and Security Agreement among the Company's wholly-owned subsidiary US Xchange Finance Company, L.L.C., as borrower, the Company and its operating subsidiaries, as guarantors, the lender parties thereto and General Electric Capital Corporation ("GE Capital"), as Administrative Agent and lender, the Company obtained a $50.0 million senior secured revolving credit facility. Outstanding borrowings under this facility as of June 30, 1999, were $27,637,500. Loans under this facility bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0%, at the borrower's option. The effective rate was 9.0% at June 30, 1999. Interest is payable at least on a quarterly basis. During the initial two years, unused portions of this facility are subject to a commitment fee ranging between
 .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable in quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007, based upon the following annual debt reduction formula:
10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of the borrower and its subsidiaries. The Company and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

         The senior secured revolving credit facility contains quarterly financial performance covenants regarding minimum revenues and maximum EBITDA losses which the Company did not meet for the quarter ended June 30, 1999. GE Capital has agreed to waive non-compliance with these covenants. (EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization.)

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

         On August 28, 1997, the Company entered into a credit facility agreement with a local bank that provided for borrowings of up to $4,000,000 for the acquisitions of office furniture, equipment and computer software and for construction costs related to leasehold improvements of office and switch site locations. In March 1998, the credit facility was fully utilized and converted into a term note payable in 60 equal monthly installments commencing April 1998. Amounts borrowed bear interest at 1/2% under the bank's prime rate or 2% over the bank's cost of funds, at the Company's option. The effective rate was 7.0% at June 30, 1999. Specific assets and the guarantee of an affiliated company owned by the Company's majority member secure all borrowings. The credit facility also provides that the affiliated company maintains minimum debt to tangible net worth and current ratio levels. At June 30, 1999, the affiliated company was in compliance with the covenant requirements.

         The aggregate principal repayments of long-term debt over the next five years are as follows:

                          YEAR ENDING DECEMBER 31,
         ----------------------------------------------------------------------
         1999 (6 months)                                        $400,000
         2000                                                    800,000
         2001                                                    800,000
         2002                                                  3,300,000
         2003                                                  6,450,000

4.       RELATED PARTY TRANSACTIONS

         In connection with the Company's issuance of the 15% Notes, advances from an affiliated company owned by the Company's majority member of $21.1 million were converted to members' capital as of March 31, 1998. Under an expense sharing agreement with the affiliated company, the Company incurred $172,086 and $168,351 relating to management and administrative services for the six months ended June 30, 1999 and 1998, respectively.

         The Company has a lease agreement with another affiliated company owned by the majority member for aircraft transportation services. Total travel costs incurred under this arrangement for the six months ended June 30, 1999 and 1998 were $62,330 and $75,002, respectively.

5.       LEASES

         The Company leases administrative and sales office facilities, operating sites and certain equipment under noncancelable operating leases having initial or remaining terms of more than one year. Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs. Total rental expense for all operating leases for the six months ended June 30, 1999 and 1998 was $2,861,257 and $447,933, respectively.

         Future minimum lease payments under noncancelable operating leases at June 30, 1999 were as follows:


   YEAR ENDING                                        OPERATING SITE
  DECEMBER 31,                OFFICE FACILITIES         FACILITIES               EQUIPMENT                 TOTAL
--------------------------------------------------------------------------------------------------------------------------
1999 (6 months)......             $1,061,151                $309,249               $487,879              $1,858,278
2000.................              2,096,834                 614,557                948,429               3,659,820
2001.................              2,078,594                 622,561                471,514               3,172,669
2002.................              1,860,429                 615,639                202,897               2,678,965
2003-2007............              1,780,200               1,397,005                  5,378               3,182,583
2008-2012............                --                      203,481                 --                     203,481

==========================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

     Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998.

         Revenues for the second quarter of 1999 totaled $5.9 million, an increase of 37% over the first quarter's $4.3 million and up 419% over the comparable quarter's revenues of $1.4 million in 1998. The Company continues to show strong growth in revenues from its business customers primarily as a result of increased products and services available and increased usage by its current customers. Revenues derived from our facilities-based switched operations during the second quarter of 1999 were $1.9 million, an increase of 279% over the first quarter's total of $648,000. This increase was the result of three additional switches becoming commercially operational during the second quarter of 1999 and the continued conversion of resale customers to our own switches in all of our facility-based markets. Revenues during the second quarter of 1998 were substantially all derived from resale services. For the six months ended June 30, 1999, revenues totaled $10.3 million, up 518% over the $2.0 million for the comparable period in 1998. At June 30, 1999, we had approximately 38,000 installed local access lines in service, of which approximately 37% were served by our own facilities.

         Cost of communication services increased to $9.3 million for the second quarter of 1999, or 156% of revenues, from $2.9 million, or 203% of revenues, for the comparable period in 1998. The increase relates primarily to the costs of leased telecommunications facilities and services in connection with the growth of our local and long distance services. Our facilities-based network operating costs also increased approximately $1.6 million due to the continued expansion of our networks into planned markets. For the six months ended June 30, 1999, cost of communication services was $17.5 million, or 170% of revenues, compared to $4.0 million, or 202% of revenues, for the same period in 1998.

         Selling, general and administrative expenses were $10.1 million, or 170% of revenues, for the second quarter of 1999, compared to $6.2 million, or 440% of revenues, for the same period in 1998. For the six months ended June 30, 1999, these expenses totaled $10.2 million, or 196% of revenues, compared to $10.7 million, or

540% of revenues, during the same period in 1998. The increase was due primarily to personnel costs associated with the expansion of our selling, customer and technical support services and administrative activities to support our growth.

         Depreciation and amortization expenses increased to $3.2 million for the first quarter of 1999 from $872,000 for the comparable period in 1998. The increase primarily reflects the eleven switches and networks that were commercially operational during the second quarter of 1999 compared to two in operation for the same quarter of 1998. For the first half of 1999, depreciation and amortization expenses totaled $5.4 million compared to $1.1 million for the same period in 1998. Amortization expense, consisting primarily of the direct costs of issuing the 15% Senior Notes, approximated $727,000 and $14,000 for the six months ended June 30, 1999 and 1998, respectively.

         Gross interest expense for the six months ended June 30, 1999 increased $14.7 million to $15.3 million compared to the same period in 1998. Interest expense relates primarily to the accrual of interest on the 15% Notes. Interest costs of $1.1 million and $2.7 million were capitalized during the second quarter and the first half of 1999, respectively, relating to network construction projects. Interest costs capitalized during the comparable periods in 1998 were $0 and $10,300, respectively.

         Interest income of $1.1 million for the second quarter of 1999 and $2.3 million for the first half of 1999, resulted primarily from interest earnings on the short-term investment of the cash proceeds from the issuance of the 15% Senior Notes.

         Net loss increased to $22.2 million for the second quarter of 1999, from $8.9 million for the same period in 1998. The net loss for the first half of 1999 was $43.0 million compared to $14.2 million for the same period in 1998. The increase in the 1999 losses results primarily from significant expenditures we incur, before the realization of revenues, due to expansion of our local and long distance services, the added depreciation expense resulting from the construction and expansion of our networks and the net interest expense on our indebtedness to fund our network development and expansion.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, cash and cash equivalents decreased $37.4 million to $2.6 million. Our deficiency in net cash used in operations increased to $44.2 million for the first half of 1999, primarily the result of our net loss increasing to $43.0 million. For the same period in 1998, cash from operating activities was used primarily to fund our net loss of $14.2 million offset by an increase in accounts payable and accrued liabilities of $14.6 million. We expect that negative cash flows will continue because significant cash outlays will be necessary to expand our operations, including the deployment of our networks and back office systems infrastructure for the generation of customer revenues, and transition our customers from resale services to facilities-based services.

         Our investing activities for the six months ended June 30, 1999 used cash of $19.5 million primarily due to $34.2 million of capital expenditures for the construction of our switching and fiber optic networks offset by the $15.5 million reduction in our restricted investments for the semi-annual payment of interest on our 15% Notes. Cash used for investing activities during the same period in 1998 was $116.6 million primarily due to capital expenditures of $34.1 million and the setting aside of $82.5 million of the proceeds from the sale of our 15% Senior Notes to purchase U.S. government securities and accrued interest thereon to secure and fund payments of the first six interest payments on such Notes.

         During the first half of 1999, cash of $26.3 million was provided by financing activities primarily relating to $27.6 million of proceeds received from borrowings under our senior secured credit facility. This was offset slightly by the payment of $1.0 million of direct financing costs in connection with obtaining the senior secured credit facility and the repayment of principal on our bank credit facility of $333,000. Cash of $228.2 million was provided by financing activities in the first half of 1998, primarily the result of $200.0 million of proceeds from the sale of our 15% Senior Notes, offset by related direct financing costs of $6.8 million, additional member capital contributions of $33.9 million and borrowings of $1.2 million under our bank credit facility.

         At June 30, 1999, we had $3.0 million of outstanding indebtedness under our bank credit facility. The borrowings bear interest at an annual rate equal to (1) 1/2% under the bank's prime lending rate of (2) 2% over the bank's costs of funds, at our option. The effective annual interest rate of the bank credit facility was 7.0% at June 30, 1999. The borrowings are repayable in monthly installments of $66,667 through March 31, 2003 and are secured by specific assets of the Company and one of our wholly-owned subsidiaries and by the guarantees of the same subsidiary and of RVP Development Corporation.

         On June 25, 1998, we issued and sold $200 million aggregate principal amount of our 15% Senior Notes due July 1, 2008. Of the $193.0 million of net proceeds that we received for these Notes, we used approximately $82.5 million to purchase U.S. government securities, including accrued interest, to secure and fund our first six scheduled semi-annual payments of interest on these Notes. Through June 30, 1999, we have used the entire net proceeds to fund the installation and deployment of our networks and their associated operating losses.

         On April 30, 1999, we obtained a $50.0 million senior secured revolving credit facility, pursuant to a Loan and Security Agreement among our wholly-owned subsidiary US Xchange Finance Company, L.L.C., as borrower, US Xchange and our operating subsidiaries, as guarantors, the lender parties thereto and General Electric Capital Corporation, as Administrative Agent and lender. As of June 30, 1999, we had outstanding borrowings of $27,637,500 under this facility. Loans under the senior secured credit facility bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0%, at our option. The effective rate was 9.0% at June 30, 1999. Interest is payable at least on a quarterly basis. During the initial two years, unused portions of this facility are subject to a commitment fee ranging between .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable is quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007 based upon the following annual debt reduction formula: 10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of the borrower and its subsidiaries. US Xchange and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

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

While these limitations are subject to a number of important qualifications and exceptions, if we were to fail to comply with these restrictions and, in some cases, were to fail to cure our noncompliance, the lenders could declare a default. At June 30, 1999, we were not in compliance with certain financial performance covenants under the senior secured credit facility. General Electric Capital Corporation has agreed to waive non-compliance with these covenants for the quarter ended June 30, 1999.

         Our operations have required a substantial capital investment for the purchase of telecommunications equipment and the construction and development of our networks. Since the beginning of fiscal 1997 and through June 30, 1999, we have spent approximately $133.0 million on capital expenditures. We have funded these expenditures through our existing equity capital, borrowings under our credit facilities and the net proceeds from the sale of our 15% Senior Notes.

         The costs associated with the initial installation and expansion of each of our networks, including development, installation, certain organizational costs and early operating expenses, and the construction of our planned long haul routes interconnecting our commercial regions are significant. We expect to experience negative cash flow for each market until we establish an adequate customer base and revenue stream. We estimate that, as of June 30, 1999, our future capital requirements (including requirements for capital expenditures, working capital, debt service and operating losses) to fund the installation, deployment and operating losses of our current networks and the planned installation of long-haul fiber interconnecting these networks will total approximately $61.0 million. We plan to finance these capital requirements with the available borrowings under our senior secured credit facility (approximately $22.4 million as of June 30, 1999), cash expected to be generated from future revenues and additional debt financing. We currently have no commitments for such additional debt financing, and we can give no assurance that such additional debt financing will be available to us on terms we consider acceptable or at all. If we are unable to secure additional debt financing on acceptable terms, we may be required to modify or delay some of our planned capital expenditures, which could have a material adverse effect on our business.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company's $50.0 million senior secured revolving credit facility, which it obtained in April 1999, contains quarterly financial performance covenants regarding minimum revenues and maximum EBITDA losses, which the Company did not satisfy for the quarter ended June 30, 1999. General Electric Capital Corporation, as Administrative Agent and lender under this facility, has agreed to waive the Company's non-compliance with these covenants for the quarter ended June 30, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits filed with (or incorporated by reference into) this report:

               3.1 Articles of Organization of US Xchange, L.L.C. (incorporated by reference to Exhibit 3.1 to the registrant's registration statement on Form S-4 (Commission File No. 333-64717)
                   filed September 30, 1998, the "Form S-4")
               3.2 Operating Agreement of US Xchange, L.L.C. dated as of August
                   1, 1996 (incorporated by reference to Exhibit 3.2 to the Form S-4)
               4.1 Loan and Security Agreement dated as of April 29, 1999, among
                   US Xchange Finance Company, L.L.C., as Borrower, US Xchange, L.L.C. and certain operating subsidiaries of US Xchange, L.L.C., as Guarantors, and General Electric Capital Corporation, as Administrative Agent and lender thereunder (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended)
              27.1 Financial Data Schedule for Three Months Ended June 30, 1999
              27.2 Financial Data Schedule for Three Months Ended June 30, 1998
              27.3 Financial Data Schedule for Six Months Ended June 30, 1999
              27.4 Financial Data Schedule for Six Months Ended June 30, 1998
              99.1 Risk Factors, incorporated herein by reference to Exhibit
                   99.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
         --------------


         (b)       Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          US XCHANGE, L.L.C.



August 16, 1999           By: /s/ Richard Postma
                             ---------------------------------------------------
                          Richard Postma, Co-Chairman and Chief Executive
                          Officer



August 16, 1999           By: /s/ Joseph Miglore
                             ---------------------------------------------------
                          Joseph Miglore, Executive Vice President and
                          Chief Financial Officer (Principal Financial Officer
                          and Principal Accounting Officer)

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------       ------------------------------------------------------------------
  3.1         Articles of Organization of US Xchange, L.L.C. (incorporated by reference to Exhibit 3.1 to the registrant's registration statement on Form S-4 (Commission File No. 333-64717) filed
              September 30, 1998, the "Form S-4")



  3.2 Operating Agreement of US Xchange, L.L.C. dated as of August 1, 1996 (incorporated by reference to Exhibit 3.2 to the Form S-4)



  4.1 Loan and Security Agreement dated as of April 29, 1999, among US Xchange Finance Company, L.L.C., as Borrower, US Xchange, L.L.C. and certain operating subsidiaries of US Xchange, L.L.C., as Guarantors, and General Electric Capital Corporation, as Administrative Agent and lender thereunder (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended)



 27.1         Financial Data Schedule for Three Months Ended June 30, 1999



 27.2         Financial Data Schedule for Three Months Ended June 30, 1998



 27.3         Financial Data Schedule for Six Months Ended June 30, 1999



 27.4         Financial Data Schedule for Six Months Ended June 30, 1998



 99.1         Risk Factors, incorporated herein by reference to
              Exhibit 99.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998