Form 10-Q
period 1999-09-30
US XCHANGE LLC
filed 1999-11-15
CIK 1070677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                        Commission file number 333-64717

                               US XCHANGE, L.L.C.
             (Exact name of registrant as specified in its charter)


               MICHIGAN                                38-3305418
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    20 MONROE AVENUE NW, SUITE 450, GRAND RAPIDS, MICHIGAN             49503
               (Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (616) 988-7000

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At November 12, 1999, all of the membership interests of the registrant were held by two affiliates of the registrant.

                               US XCHANGE, L.L.C.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.


PART I  FINANCIAL INFORMATION..................................................3


Item 1. Financial Statements...................................................3

   Consolidated Balance Sheets.................................................3
   Consolidated Statements Of Operations.......................................4
   Consolidated Statements Of Cash Flows.......................................5
   Notes To Consolidated Financial Statements..................................6

PART II  OTHER INFORMATION....................................................16


Item 3. Defaults Upon Senior Securities.......................................16


Item 6. Exhibits and Reports on Form 8-K......................................16


SIGNATURES....................................................................17


INDEX TO EXHIBITS.............................................................18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                               US XCHANGE, L.L.C.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                                       1999                 1998
                                                                                  ----------------       ------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and equivalents....................................................      $      907,208          $ 40,018,552
   Restricted investments..................................................          27,989,544            28,525,109
   Accounts receivable, less allowance for doubtful accounts of $502,890
   and $174,000............................................................           9,133,473             1,865,503
   Other current assets....................................................           1,011,206               700,411
                                                                                 ---------------------------------------
         TOTAL CURRENT ASSETS..............................................          39,041,431            71,109,575
                                                                                 ---------------------------------------
NETWORKS AND EQUIPMENT
   Networks and networks in process (cost to complete of $14,873,000)......         117,811,589            85,821,872
   Furniture and equipment.................................................          18,863,375            14,017,604
   Leasehold improvements..................................................           7,418,587             3,937,223
                                                                                 ---------------------------------------
                                                                                    144,093,551           103,776,699
   Less accumulated depreciation and amortization..........................          12,293,712             3,432,193
                                                                                 ---------------------------------------
NET NETWORKS AND EQUIPMENT.................................................         131,799,839           100,344,506
                                                                                 ---------------------------------------
OTHER ASSETS
   Restricted investments..................................................          28,911,687            56,206,738
   Debt issuance costs, net................................................           7,226,835             6,793,770
   Miscellaneous...........................................................           1,650,474               261,328
                                                                                 ---------------------------------------
   TOTAL OTHER ASSETS......................................................          37,788,976            63,261,836
                                                                                 =======================================
   TOTAL ASSETS............................................................      $  208,630,246          $234,715,917
                                                                                 =======================================
LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
Accounts payable...........................................................      $    5,009,608          $ 11,264,241
Accrued interest...........................................................           7,786,557            15,521,634
Accrued other liabilities..................................................           2,534,837             1,185,820
Current maturities of long-term debt.......................................             800,000               800,000
                                                                                 ---------------------------------------
TOTAL CURRENT LIABILITIES..................................................          16,131,002            28,771,695
UNEARNED REVENUE...........................................................           4,505,984                    --
LONG-TERM DEBT, LESS CURRENT MATURITIES
15% Senior Notes...........................................................         200,000,000           200,000,000
Notes payable..............................................................           2,000,000             2,533,333
Senior Secured Facility....................................................          42,000,000                    --
Subordinated Debt..........................................................           8,000,000                    --
                                                                                 ---------------------------------------
TOTAL LIABILITIES..........................................................         272,636,986           231,305,028
MEMBERS' CAPITAL (DEFICIT)
Capital contributions......................................................          60,000,000            60,000,000
Accumulated deficit........................................................        (124,006,740)          (56,589,111)
                                                                                 ---------------------------------------
TOTAL MEMBERS' CAPITAL (DEFICIT)...........................................         (64,006,740)            3,410,889
                                                                                 =======================================
                                                                                 $  208,630,246          $234,715,917
                                                                                 =======================================

     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                SEPTEMBER 30,
                                                    -----------------------------------------------------------------------------
                                                         1999                1998                   1999                 1998
                                                    -----------------------------------------------------------------------------
REVENUES....................................        $  7,480,351        $  2,144,552           $  17,767,779        $  4,128,955
COSTS AND EXPENSES
     Cost of communication services.........          10,270,971           5,448,129              27,755,885           9,455,275
     Selling, general and administrative....          10,526,342           8,178,850              30,722,179          18,903,455
     Depreciation and amortization..........           4,070,887           1,390,319               9,491,529           2,476,978
                                                    ------------        ------------           -------------        ------------
           TOTAL COSTS AND EXPENSES.........          24,868,200          15,017,298              67,969,593          30,835,708
                                                    ------------        ------------           -------------        ------------
     Loss from operations...................         (17,387,849)        (12,872,746)            (50,201,814)        (26,706,753)
                                                    ------------        ------------           -------------        ------------
Interest Expense............................          (7,805,624)         (6,362,348)            (20,344,527)         (6,992,544)
                                                    ------------        ------------           -------------        ------------
Interest Income.............................             806,527           2,452,377               3,128,712           2,667,494
                                                    ------------        ------------           -------------        ------------
     NET LOSS...............................        $(24,386,946)       $(16,782,717)          $ (67,417,629)       $(31,031,803)
                                                    ============        ============           =============        ============








     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                           1999                1998
                                                                                       ------------        ------------
OPERATING ACTIVITIES
Net loss....................................................................           $(67,417,629)       $(31,031,803)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..........................................              9,491,529           2,476,978
     Provision for doubtful accounts........................................                328,890             113,000
     Interest earned on restricted investments..............................             (2,669,384)         (1,243,489)
     Gain on sale of assets.................................................                 (1,200)                  -
     Increase in unearned revenue...........................................              4,505,984                   -
     Changes in assets and liabilities:
         Accounts receivable................................................             (7,596,860)         (1,493,891)
         Other current assets...............................................               (310,795)           (823,541)
         Accounts payable...................................................             (6,254,633)          6,518,133
         Accrued liabilities................................................             (6,386,060)         10,138,874
                                                                                       ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES..............................           $(76,310,158)        (15,345,739)
                                                                                       ------------        ------------
INVESTING ACTIVITIES
Purchase of restricted investments..........................................                      -         (82,469,784)
Decrease in restricted investments..........................................             30,500,000                   -
Purchase of networks and equipment..........................................            (40,349,017)        (58,252,380)
Proceeds from sale of assets................................................                 24,185                   -
Increase in other assets....................................................             (1,423,758)            (38,258)
                                                                                       ------------        ------------
         NET CASH USED IN INVESTING ACTIVITIES..............................            (11,248,590)       (140,760,422)
                                                                                       ------------        ------------
FINANCING ACTIVITIES
Proceeds from long-term debt................................................             50,000,000         201,211,000
Repayment of long-term debt.................................................               (533,333)           (400,000)
Advances from affiliated company............................................                      -              61,211
Direct costs of financing...................................................             (1,019,263)         (6,929,354)
Members' capital contributions..............................................                      -          33,900,000
         NET CASH PROVIDED BY FINANCING ACTIVITIES..........................             48,447,404         227,842,857
                                                                                       ------------        ------------
         NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS....................            (39,111,344)         71,736,696
Cash and equivalents, beginning of period...................................             40,018,552             100,590
                                                                                       ------------        ------------
Cash and equivalents, end of period.........................................           $    907,208        $ 71,837,286
                                                                                       ============        ============
Supplemental Disclosure of Cash Flow Information
         Interest Paid (net of amounts capitalized).........................           $ 28,079,602        $    213,869
                                                                                       ============        ============


         During the nine months ended September 30, 1998, affiliated company advances of $21,100,000 were converted to members' capital contributions.

     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

         The consolidated balance sheet of US Xchange, L.L. C. (the "Company") at December 31, 1998 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 1998.

2.   RESTRICTED INVESTMENTS

         Restricted investments consist of U.S. government securities and money market funds plus accrued interest thereon purchased in connection with the 15% Notes (see Note 4) to secure the first three years' (six semi-annual) interest payments on these notes, which payments the Company commenced on January 1, 1999. All these investments are classified as held-to-maturity securities. Such investments are stated at cost, which approximates fair value, and are reported in both current and long-term assets, based upon the maturity dates of the individual securities.

3.   UNEARNED REVENUES

         Sales of indefeasible rights to use fiber or capacity ("IRU") are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The revenue is recognized over the life of the agreement as services are provided beginning on the date of customer acceptance. For the nine months ended September 30, 1999, no IRU revenues were earned.

4.   LONG-TERM DEBT

         In August 1999, the majority member of the Company agreed to provide the Company with up to $25.0 million in subordinated debt. Borrowings under this arrangement totaled $8.0 million at September 30, 1999. Under this subordinated line of credit, interest accrues on outstanding borrowings at a floating rate equal to prime rate less 1.25% (effectively 7.0% at September 30, 1999), and borrowings are secured by all present and future assets of the Company and are subordinated to the indebtedness under the Company's current and any future secured credit facilities. Repayment of borrowings under this line of credit and accrued interest will commence upon the repayment of all obligations under the Company's current and any future secured credit facilities.

         On April 30, 1999, pursuant to a Loan and Security Agreement among the Company's wholly-owned subsidiary US Xchange Finance Company, L.L.C., as borrower, the Company and its operating subsidiaries, as guarantors, the lender parties thereto and General Electric Capital Corporation ("GE Capital"), as Administrative Agent and lender, the Company obtained a $50.0 million senior secured revolving credit facility. Outstanding borrowings under this facility as of September 30, 1999, were $42,000,000. Loans under this facility bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0%, at the borrower's option. The effective interest rate was 9.3% at September 30, 1999. Interest is payable at least on a quarterly basis. During the initial two years, unused portions of this facility are subject to a commitment fee ranging between .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable in quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007, based upon the following annual debt reduction formula: 10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of the borrower and its subsidiaries. The Company and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

         The senior secured revolving credit facility contains quarterly financial performance covenants regarding minimum revenues and maximum EBITDA losses, with which the Company did not comply for the quarter ended September 30, 1999. GE Capital has waived non-compliance with these covenants for the quarter ended September 30, 1999. (EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization.)

         On June 25, 1998, the Company completed a sale of $200 million principal amount of 15% Senior Notes due 2008 (the "15% Notes"). Of the total net proceeds approximating $193.0 million, the Company placed approximately $82.5 million, representing funds, together with interest thereon, sufficient to pay the first six semi-annual interest payments on the 15% Notes, into an escrow account for the benefit of the holders. Issuance costs approximating $7.0 million are being amortized ratably over the term of the debt. Interest on the 15% Notes is payable semi-annually, on January 1 and July 1, commencing January 1, 1999. The Company made interest payments of $15.5 million and $15.0 million on January 1, 1999 and July 1, 1999, respectively, to the holders of the 15% Notes. The 15% Notes are non-callable and mature in full on July 1, 2008.

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

         On August 28, 1997, the Company entered into a credit facility agreement with a local bank that provided for borrowings of up to $4,000,000 for the acquisitions of office furniture, equipment and computer software and for construction costs related to leasehold improvements of office and switch site locations. In March 1998, the credit facility was fully utilized and converted into a term note payable in 60 equal monthly installments commencing April 1998. Amounts borrowed bear interest at 1/2% under the bank's prime rate or 2% over the bank's cost of funds, at the Company's option. The effective rate was 7.0% at September 30, 1999. Specific assets and the guarantee of an affiliated company owned by the Company's majority member secure all borrowings. The credit facility also provides that the affiliated company maintains minimum debt to tangible net worth and current ratio levels. At September 30, 1999, the affiliated company was in compliance with the covenant requirements.

         The aggregate principal repayments of long-term debt over the next five years are as follows:

                                 YEAR ENDING DECEMBER 31,
             -------------------------------------------------------------------
               1999 (3 months)                                    $  200,000
               2000                                                  800,000
               2001                                                  800,000
               2002                                                3,300,000
               2003                                                6,450,000

5.   RELATED PARTY TRANSACTIONS

         In connection with the Company's issuance of the 15% Notes, advances from an affiliate company owned by the Company's majority member of $21.1 million were converted to member's capital as of March 31, 1998. Under an expense sharing agreement with the affiliated company, the Company incurred $255,400 and $254,600 relating to management and administrative services for the nine months ended September 30, 1999 and 1998, respectively.

         The Company has a lease agreement with another affiliated company owned by the majority member for aircraft transportation services. Total costs incurred under this arrangement for the nine months ended September 30, 1999 and 1998 were $68,100 and $69,400, respectively.

         See also Note 4 regarding the Company's borrowings under the subordinated line of credit from the Company's majority member.

6.   LEASES

         The Company leases administrative and sales office facilities, operating sites and certain equipment under noncancelable operating leases having initial or remaining terms of more than one year. Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs. Total rental expense for all operating leases for the nine months ended September 30, 1999 and 1998 was $4,154,400 and $975,000 respectively.

         Future minimum lease payments under noncancelable operating leases at September 30, 1999 were as follows:


         YEAR ENDING                             OPERATING SITE
         DECEMBER 31,        OFFICE FACILITIES    FACILITIES          EQUIPMENT              TOTAL
        ---------------------------------------------------------------------------------------------

        1999 (3 months)....    $  507,179         $  162,332        $  244,652        $   914,163
        2000...............     2,096,834            639,566           948,429          3,684,829
        2001...............     2,078,594            648,387           471,514          3,198,495
        2002...............     1,860,429            642,306           202,897          2,705,632
        2003-2007..........     1,780,200          1,543,883             5,378          3,329,461
        2008-2012..........            --            235,573                --            235,573

        =============================================================================================

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

         As of the end of the third quarter of 1999, networks in all of our markets were commercially operational. We continue to transition to our own facilities-based services customers to whom we resold services of other carriers prior to beginning the commercial operation of our own networks. We are also continuing to deploy, through swap and joint build arrangements, long-haul fiber interconnecting certain of our networks.

FACTORS AFFECTING RESULTS OF OPERATIONS

REVENUES

         We direct our sales and marketing efforts primarily towards small to medium-sized business customers, Internet service providers and governmental and other institutional end users in selected underserved markets. Upon first entering each of our markets, we initially resold incumbent carrier services to establish a market presence. After each of our network switching systems became commercially operational, we began transitioning our resale customers to our own switch-based network in each market. We believe that this strategy has allowed us to improve our penetration of the available customer base in each of our markets. We compete primarily on the basis of competitive pricing, superior service and products, and innovative service and product offerings.

         We also generate revenues from the sale of our services to residential customers. We believe that our bundled service offerings, front office and back office automation and automated customer care, billing and credit-checking systems and procedures enhance our ability to offer services to residential customers in our markets. In addition, we believe we have significant operating leverage and a relatively low marginal cost of providing service to residential customers. We target creditworthy residential customers who we believe are likely to have needs for multiple services. We market our residential services through various affinity group and other cost-effective marketing programs and service packages specifically designed to appeal to these customers.

         To further leverage our fixed costs, we have identified selective channels for the sale of our services on a wholesale basis. For example, we offer our local and Internet access services on a wholesale basis to Internet service providers in certain of our markets and have an exclusive distribution arrangement with an interconnect company. We intend to establish strategic alliances with, and supply wholesale services to, electric utilities and other selected telecommunications providers for resale to their own customers. We also expect to generate revenues from the sale of dark fiber along our long-haul routes and certain of our local network rings. During the third quarter of 1999, we sold indefeasible rights to use our fiber to several other carriers and are pursuing similar arrangements with certain other carriers as a source of additional revenues. We have not yet earned any revenues from IRUs, which revenues we will earn over the life of the IRU as services are provided.

OPERATING EXPENSES

         Our primary operating expenses consist of the cost of communication services, selling, general and administrative expenses and depreciation and amortization charges.

         Cost of Communications Services. Cost of communication services consists of the fixed costs of leased facilities, minutes-of-use charges for origination and termination services and access line charges for local and long distance services, including the costs to use incumbent local telephone company unbundled network elements, costs for installation and initial service turn-up, and costs of network personnel. We also incur rights-of-way costs and, in certain markets, franchise fees and taxes paid to local governments based on revenue. After we install our network infrastructure and activate our switching systems, we can add customers and associated revenues with lower incremental cost of communication services, so that such customers provide greater contributions to our operating cash flows and EBITDA. While we primarily target businesses, Internet service providers, and governmental and other institutional customers, we believe that, once a network is operational, the marginal cost of providing our services to residential customers is low enough to allow us to economically address these customers because they generally require less complex services than other customers. Cost of communication services does not include depreciation and amortization.

         Selling, General and Administrative. Our selling, general and administrative expenses include sales and marketing costs, customer service and technical support, billing and collection, and general management and overhead expense. These costs grow significantly as we expand our operations, and administrative overhead is a large portion of these expenses during the deployment of our networks. However, as we expand our customer base, we expect these expenses will represent a smaller percentage of our revenues.

         Depreciation and Amortization. We depreciate and amortize our property and equipment using the straight-line method over the estimated useful life of the assets, ranging from five to eight years for equipment, 20 years for fiber, three to five years for third-party software costs and the lesser of 10 years or the lease term for leasehold improvements. We amortize our debt financing costs using the straight-line method over the term of the respective debt agreements.

INTEREST EXPENSE

         Prior to our issuance of the 15% Senior Notes in June 1998, we did not incur material interest expense. Since then, however, we have incurred and expect to continue to incur substantial interest expense.

RESULTS OF OPERATIONS

         Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998.

         Revenues for the third quarter of 1999 totaled $7.5 million, an increase of 26% over the second quarter's $5.9 million and up 349% over the comparable quarter's revenues of $2.1 million in 1998. Our revenues from business customers grew primarily as a result of increased products and services available and increased usage by our current customers. Revenues derived from our facilities-based switched operations during the third quarter of 1999 were $3.3 million, an increase of 74% over the second quarter's total of $1.9 million. This increase was the result of two additional switches becoming commercially operational during the third quarter of 1999 and the continued conversion of resale customers to our own switches in all of our facilities-based markets. Revenues during the third quarter of 1998 included $169,000 from our facilities-based switched operations and $4.0 million from resale services. For the nine months ended September 30, 1999, revenues totaled $17.8 million, up 430% over the $4.1 million for the comparable period in 1998. At September 30, 1999, we had approximately 47,500 installed local access lines in service, of which approximately 50% were served by our own facilities.

         Cost of communication services increased to $10.3 million for the third quarter of 1999, or 137% of revenues, from $5.4 million, or 254% of revenues, for the comparable period in 1998. The increase relates primarily to the costs of leased telecommunications facilities and services in connection with the growth of our local and long distance services. For the nine months ended September 30, 1999, cost of communication services was $27.8 million, or 156% of revenues, compared to $9.5 million, or 229% of revenues, for the same period in 1998.

         Selling, general and administrative expenses were $10.5 million, or 141% of revenues, for the third quarter of 1999, compared to $8.2 million, or 381% of revenues, for the same period in 1998. For the nine months ended September 30, 1999, these expenses totaled $30.7 million, or 173% of revenues, compared to $18.9 million, or 457% of revenues, during the same period in 1998. The increase was due primarily to personnel costs associated with the expansion of our selling, customer and technical support services and administrative activities to support our growth.

         Depreciation and amortization expenses increased to $4.1 million for the third quarter of 1999 from $1.4 million for the comparable period in 1998. The increase primarily reflects the 13 switches and networks that were commercially operational during the third quarter of 1999 compared to six in operation for the same quarter of 1998. For the nine months ended September 30, 1999, depreciation and amortization expenses totaled $9.5 million compared to $2.5 million for the same period in 1998. Amortization expense, consisting primarily of the direct costs of issuing our 15% Senior Notes and the senior secured credit facility, approximated $938,000 and $176,000 for the nine months ended September 30, 1999 and 1998, respectively.

         Gross interest expense for the nine months ended September 30, 1999 increased $15.4 million to $23.7 million compared to the same period in 1998. Interest expense relates primarily to the accrual of interest on the 15% Notes and the senior secured credit facility. Interest costs of $584,000 and $3.3 million were capitalized during the third quarter and nine months ended September 30, 1999, respectively, relating to network construction projects. Interest costs capitalized during the comparable periods in 1998 were $1.3 million and $1.3 million, respectively.

         Interest income of $807,000 for the third quarter of 1999 and $3.1 million for the nine months ended September 30, 1999, resulted primarily from interest earnings on the short-term investment of the cash proceeds from the issuance of the 15% Senior Notes.

         Net loss increased to $24.4 million for the third quarter of 1999, from $16.8 million for the same period in 1998. The net loss for the nine months ended September 30, 1999 was $67.4 million compared to $31.0 million for the same period in 1998. The increase in the 1999 losses resulted primarily from significant expenditures we incurred, before the realization of revenues, due to expansion of our local and long distance services, the added depreciation expense resulting from the construction and expansion of our networks and the net interest expense on our indebtedness to fund our network development and expansion.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1999, cash and cash equivalents decreased $39.1 million to $900,000. Our deficiency in net cash used in operations increased to $76.3 million for the nine months ended September 30, 1999, primarily the result of our net loss increasing to $67.4 million. For the same period in 1998, cash from operating activities was used primarily to fund our net loss of $31.0 million offset by an increase in accounts payable and accrued liabilities of $16.6 million. We expect that negative cash flows will continue because significant cash outlays will be necessary to expand our operations, including the deployment of our networks and back office systems infrastructure for the generation of customer revenues, and transition our customers from resale services to facilities-based services.

         Our investing activities for the nine months ended September 30, 1999 used cash of $11.2 million primarily due to $40.3 million of capital expenditures for the construction of our switching and fiber optic networks offset by the $30.5 million reduction in our restricted investments for the payment of interest on our 15% Senior Notes. Cash used for investing activities during the same period in 1998 was $140.8 million primarily due to capital expenditures of $58.3 million and the setting aside of $82.5 million of the proceeds from the sale of our 15% Senior Notes to purchase U.S. government securities and accrued interest thereon to secure and fund payments of the first six interest payments on the 15% Senior Notes.

         During the nine months ended September 30, 1999, cash of $48.4 million was provided by financing activities. This relates primarily to $42.0 million of proceeds received from borrowings under our senior secured credit facility and $8.0 million received under a subordinated line of credit arrangement from our majority member, offset slightly by $1.0 million of direct financing costs paid in connection with obtaining the senior secured credit facility and the repayment of principal on our bank credit facility of $533,000. Cash of $227.8 million was provided by financing activities in the nine months ended September 30, 1998, primarily the result of $200.0 million of proceeds from the sale of our 15% Senior Notes, offset by related direct financing costs of $7.0 million, additional member capital contribution of $33.9 million and borrowings of $1.2 million under our bank credit facility.

         At September 30, 1999, we had $2.8 million of outstanding indebtedness under our bank credit facility. The borrowings bear interest at an annual rate equal to (1) 1/2% under the bank's prime lending rate or (2) 2% over the bank's costs of funds, at our option. The effective annual interest rate of the bank credit facility was 7.0% at September 30, 1999. The borrowings are repayable in monthly installments of $66,667 through March 31, 2003 and are secured by specific assets of US Xchange and one of our wholly owned subsidiaries and by the guarantees of the same subsidiary and of RVP Development Corporation.

         On June 25, 1998 we issued and sold $200 million aggregate principal amount of our 15% Senior Notes due July 1, 2008. Of the $193.0 million of net proceeds that we received for these Notes, we used approximately $82.5 million to purchase U.S. government securities, including accrued interest, to secure and fund our first six scheduled semi-annually payments of interest on these Notes. During the first half of 1999, we used the entire net proceeds to fund the installation and deployment of our networks and their associated operating losses.

         On April 30, 1999, we obtained a $50.0 million senior secured revolving credit facility, pursuant to a Loan and Security Agreement among our wholly-owned subsidiary US Xchange Finance Company, L.L.C., as borrower, US Xchange and our operating subsidiaries, as guarantors, the lender parties thereto and General Electric Capital Corporation, as Administrative Agent and lender. As of September 30, 1999, we had outstanding borrowings of $42,000,000 under this facility. Loans under the senior secured credit facility bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0% at our option. The effective rate was 9.3% as of September 30, 1999. Interest is payable at least on a quarterly basis. During the initial two years, unused portions of this facility are subject to a commitment fee ranging between .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable in quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007 based upon the following annual debt reduction formula:
10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of the borrower and its subsidiaries. US Xchange and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

         The terms of our indebtedness impose certain financial and operating restrictions on us and our restricted subsidiaries. These restrictions limit, among other things, our ability to:

         -       incur additional indebtedness;
         -       create liens;
         -       engage in sale-leaseback transactions;

         -       sell assets;
         -       effect consolidations or mergers;
         -       make investments or certain other restricted payments
         - pay dividends or make distributions in respect of membership interest;
         -       redeem membership interests;
         - issue or sell membership interest of our restricted subsidiaries; and
         -       enter into transactions with any of our members or affiliates.

         While these limitations are subject to a number of important qualifications and exceptions, if we were to fail to comply with these restrictions and, in some cases, were to fail to cure our noncompliance, the lenders could declare a default. At September 30, 1999, we were not in compliance with two of the financial performance covenants under the senior secured credit facility. General Electric Capital Corporation has waived our non-compliance with these covenants for the quarter ended September 30, 1999.

         During the third quarter of 1999, our majority member agreed to provide us with a $25.0 million subordinated line of credit to help fund our capital requirements and the operating losses of our networks. Borrowings under this line of credit arrangement totaled $8.0 million at September 30, 1999. Under this line of credit, interest accrues on outstanding borrowings at a floating rate equal to prime rate less 1.25%. The effective rate at September 30, 1999 was 7.0%. Borrowings under this subordinated line of credit are secured by all of our assets and the assets of our subsidiaries, and are subordinated in right of payment to debt outstanding under our secured credit facility and any future secured credit facilities. Repayment of borrowed amounts and accrued interest will commence upon the repayment of all obligations under our current and any future secured credit facilities.

         Our operations have required a substantial capital investment for the purchase of telecommunications equipment and the construction and development of our networks. Since the beginning of fiscal 1997 and through September 30, 1999, we have spent approximately $144.1 million on capital expenditures. We have funded these expenditures through our existing equity capital, borrowings under our credit facilities and the net proceeds from the sale of our 15% Senior Notes.

         The costs associated with the initial installation and expansion of each of our networks, including development, installation, certain organizational costs and early operating expenses, and the construction of our planned long haul routes interconnecting our commercial regions are significant. We expect to experience negative cash flow for each market until we establish an adequate customer base and revenue stream. We estimate that, as of September 30, 1999, our future capital requirements (including requirements for capital expenditures, working capital, debt service and operating losses) to fund the operating losses of our networks, the expansion of certain of our local networks and the planned installation of long-haul fiber interconnecting our networks will total approximately $48.0 million. Of this amount, approximately $19.4 million was committed for capital expenditures required for the completion of our long-haul routes and the expansion of certain of our local networks through the second quarter of 2000. We plan to finance these capital requirements with the available borrowings under our senior secured credit facility (approximately $8.0 million as of September 30, 1999), available borrowings under our subordinated line of credit from our majority member (approximately $17.0 million as of September 30, 1999), cash expected to be generated from future revenues, and additional debt or equity financing, and possibly through sales of dark fiber along our local and long-haul networks. We currently have no commitments for additional debt or equity financing, and we can give no assurance that additional debt or equity financing will be available to us on terms we consider acceptable or at all. If we are unable to secure additional debt or equity financing or to sell any dark fiber on acceptable terms, we may be required to modify or delay some of our planned capital expenditures, which could have a material adverse effect on our business.

         The actual amount and timing of our capital requirements may vary significantly from our estimates based upon a number of factors, including, among other things:

         -       the timing and success of our current development plans;
         -       shortfalls in our revenue and cost projections;
         -       demand for our services;
         -       regulatory, technological and competitive developments;
         - any decision to expand our operations into additional commercial regions or markets or within any of our current networks; and
         -       any acquisitions or joint ventures that we decide to undertake.

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

         The failure of our computer systems and software applications to accommodate the year 2000 could have a material adverse effect on our business and financial condition. Further, if the networks and systems of the incumbent local telephone companies, long distance carriers and others on whose services we depend and with whom our networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of our networks and, as a result, on our businesses and customers. The Telco Year 2000 Forum, a group representing the nation's largest local telephone companies, has announced, based upon six months of interoperability testing, that such companies remain confident that the public will be able to place telephone calls at the start of 2000. However, other domestic and international carriers may not be year 2000 functional. We have established a contingency plan that addresses our response to any potential failure of our systems, and those of other entities on whose services we depend or with whom our networks and systems must interface, to accommodate year 2000 issues. We intend to continue to monitor the performance of our accounting, information and processing systems and software applications and those of our third-party constituents to identify and resolve any year 2000 issues.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, this standard requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS 137 issued in June 1999, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Historically, we have not entered into, and we currently have no plans to enter into, any derivative instruments. Accordingly, we believe that this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                                     PART II

                                OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company's $50.0 million senior secured revolving credit facility contains quarterly financial performance covenants regarding minimum revenues and maximum EBITDA losses, which the Company did not satisfy for the quarter ended September 30, 1999. General Electric Capital Corporation, as Administrative Agent and lender under this facility, has waived the Company's non-compliance with these covenants for the quarter ended September 30, 1999.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits filed with (or incorporated by reference into) this report:

               3.1        Articles of Organization of US Xchange, L.L.C.
                          (incorporated by reference to Exhibit 3.1 to the registrant's registration statement on Form S-4 (Commission File No. 333-64717) filed September 30, 1998, the "Form S-4")
               3.2 Operating Agreement of US Xchange, L.L.C. dated as of August 1, 1996 (incorporated by reference to Exhibit
                          3.2 to the Form S-4)
               4.1 Loan and Security Agreement dated as of April 29, 1999, among US Xchange Finance Company, L.L.C., as Borrower, US Xchange, L.L.C. and certain operating subsidiaries of US Xchange, L.L.C., as Guarantors, and General Electric Capital Corporation, as Administrative Agent and lender thereunder (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended)
               4.2 Schedules to Loan and Security Agreement (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K dated August 23, 1999)
              27.1 Financial Data Schedule for Three Months Ended September 30, 1999
              27.2 Financial Data Schedule for Three Months Ended September 30, 1998
              27.3 Financial Data Schedule for Nine Months Ended September 30, 1999
              27.4 Financial Data Schedule for Nine Months Ended September 30, 1998
              99.1        Risk Factors, incorporated herein by reference to
                          Exhibit 99.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998



         (b)      Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K on August 24, 1999, including as Item 7 therein the Schedules to the Loan and Security Agreement that is incorporated herein as Exhibit 4.1, which Schedules are herein incorporated as Exhibit 4.2.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               US XCHANGE, L.L.C.




November 15, 1999              By: /s/ Richard Postma
                                   --------------------------------------------
                                   Richard Postma, Co-Chairman and Chief
                                   Executive Officer



November 15, 1999              By: /s/ Joseph Miglore
                                   --------------------------------------------
                                   Joseph Miglore, Executive Vice President and
                                   Chief Financial Officer (Principal Financial
                                   Officer and Principal Accounting Officer)

                                INDEX TO EXHIBITS

            EXHIBIT
            NUMBER                           DESCRIPTION
            -------      -------------------------------------------------------
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

              3.2 Operating Agreement of US Xchange, L.L.C. dated as of August 1, 1996 (incorporated by reference to Exhibit
                         3.2 to the Form S-4)

              4.1        Loan and Security Agreement dated as of April 29,
                         1999, among US Xchange Finance Company, L.L.C., as Borrower, US Xchange, L.L.C. and certain operating subsidiaries of US Xchange, L.L.C., as Guarantors, and General Electric Capital Corporation, as Administrative Agent and lender thereunder (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended)

              4.2 Schedules to Loan and Security Agreement (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K dated August 23, 1999)

             27.1 Financial Data Schedule for Three Months Ended September 30, 1999


             27.2 Financial Data Schedule for Three Months Ended September 30, 1998

             27.3        Financial Data Schedule for Nine Months Ended
                         September 30, 1999

             27.4        Financial Data Schedule for Nine Months Ended
                         September 30, 1998

             99.1        Risk Factors, incorporated herein by reference to
                         Exhibit 99.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998