Form 10-K405
period 1999-12-31
US XCHANGE LLC
filed 2000-06-06
CIK 1070677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K

 [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 30, 2000, all of the membership interests of the registrant were held by one affiliate of the registrant.

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

WHO WE ARE

     US Xchange, L.L.C. is a full service, facilities-based competitive telephone company. We provide bundled local and long distance telephone, data and internet communications services over our own high-speed digital networks and switching systems. We offer our telecommunications services primarily in Tier III Markets in the Midwestern United States. We consider "Tier III Markets" as metropolitan areas in the United States with populations ranging from 100,000 to 750,000. Our target customers include small and medium-sized businesses, internet service providers and government and other institutional end users, as well as residential end users. Our objective is to become the leading competitor to the incumbent local telephone company, either Ameritech Corp. or GTE Corporation, in each of our current markets, by offering complete, cost-effective telecommunications solutions.

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

Mr. VanderPol has invested $60 million in equity in the Company and has also agreed to provide up to $50 million under a subordinated secured line of credit agreement. Our senior management team includes individuals with over 100 years of collective experience in the telecommunications industry, including key executives with significant experience in telecommunications marketing, network design, deployment and operation, operations support and other back office systems, finance and regulatory affairs.

     We are a Michigan limited liability company, and our principal executive offices are located at 20 Monroe Avenue NW, Suite 450, Grand Rapids, Michigan 49503. Our telephone number is (616) 988-7000.

WHERE WE PROVIDE TELECOMMUNICATIONS SERVICES

     We provide telecommunications services in eight commercial regions in Wisconsin, Indiana, Illinois and Michigan. Upon entering a market, we initially resold the services of the incumbent local telephone company. As each of our local networks and switching systems have become commercially operational in that market, we have been transitioning our resale customers to our own facilities-based services. As of December 31, 1999, we had deployed and were commercially operating switches and local fiber optic networks in all of our initially targeted markets, including Appleton, Green Bay, Milwaukee, Madison and Oshkosh, Wisconsin; South Bend, Bloomington, Ft. Wayne, Elkhart and Evansville, Indiana; Rockford, Illinois and Kalamazoo and Grand Rapids,

Michigan. We own all of these switches and local fiber networks, except for part of the network in Milwaukee, where we lease transmission capacity and related electronic equipment connected to our own host switch. See "-Markets" below.

HOW OUR NETWORKS WORK

     We interconnect our networks with all or substantially all of the central offices of the incumbent local telephone company and some "points of presence," or "POPs," of the principal long distance providers in each of our markets. A central office is a switching center, or central switching facility, of the incumbent local telephone company. Incumbent telephone companies often collect calls from multiple central offices at an "access tandem," which is an interconnection point on their local networks where they then transmit calls to other central offices or to a long distance carrier's POP. A POP is a location where a long distance telephone company has installed transmission equipment that serves as, or relays calls to, a network switching center of the long distance company.

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

KEY OPERATING STATISTICS

     As of December 31, 1999, US Xchange had:

     -    approximately $136.1 million in net networks and equipment;

     - approximately 2,000 route miles of local and long haul optical fiber deployed;

     - approximately 53,000 access lines in service (of which approximately 60% were served by our own facilities);

     -    12 local sales offices; and

     - 495 full-time employees, including approximately 160 employees engaged full time in our sales and marketing efforts.

We have interconnection agreements with Ameritech in Wisconsin, Illinois, Indiana and Michigan and with GTE in Wisconsin, Illinois and Indiana. We are certified as a competitive local telephone company in each of our markets.

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

OUR TELECOMMUNICATIONS SERVICES

     We began offering switched local, long distance and centrex services on a resale basis in July 1997. With all of our local networks and switching systems now commercially operational, we are able to provide customers in each of our markets with a broader array of integrated telecommunications products and services utilizing our own facilities.


     We currently offer the following facilities-based switched services:

  TYPE OF SERVICE                        WHAT WE PROVIDE

LOCAL SWITCHED               We offer a full complement of local switched
SERVICES                     services, including local dial tone, 911, directory
                             assistance and operator-assisted calling. We also offer expanded local area calling plans that are generally unavailable from the incumbent local telephone company.

ADVANCED LOCAL               The advanced software and equipment on our networks
FEATURES                     also allow us to offer advanced local features to
                             supplement our local switched services, including:

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

  TYPE OF SERVICE                        WHAT WE PROVIDE

ADVANCED DATA                We offer high speed, digital packet-switched data
SERVICES                     transmission services, such as Integrated Services
                             Digital Network, or "ISDN," and frame relay services. ISDN is a complex networking concept designed to support more sophisticated telecommunications services. These services include high-speed data file transfer, desktop videoconferencing, telecommuting, data network linking and other enhanced services that use a variety of voice, data and digital interface standards. Frame relay is a high-speed switching service used to transport "packets" of data between computers, particularly in local area networks.

LONG DISTANCE                We provide a full range of domestic, international
SERVICES                     and toll-free 800/888 long distance telephone
                             services. We purchase some of these services wholesale from long distance carriers for resale to our customers. We also provide our own facilities-based long distance services over leased and owned long haul fiber that interconnects our local networks and switches and through leased feature group access to the access tandems of the incumbent local telephone companies in regions that are contiguous to our owned facilities, as well as certain other regions when cost and demand justify.

DEDICATED ACCESS             We offer private line, dedicated access services to
                             customers who desire high capacity transmission connections to long distance carrier points of presence and to interconnect their own internal networks. These customers are typically larger businesses and governmental and other institutional end users.

INTERNET We offer a variety of internet services for both retail customers and internet service providers. We offer dedicated and dial-up high speed internet access services via conventional modem connections, ISDN and frame relay. We market our retail internet services under the US Xchange brand name. We incorporate Netscape Communications Corporation's high-end commercial internet software products into our internet services and receive technical support for such products from Netscape. We also offer individualized, comprehensive turnkey internet services to our business customers, including web page hosting and design. We offer a full range of local and internet access services on a wholesale basis to internet service providers, including local telephone numbers and switched and dedicated access to the internet.

OUR NETWORK DESIGN AND ARCHITECTURE

     Recent developments in switching technologies have allowed us to cost-effectively bundle our own switched local and long distance services with services of other providers within the same switching platform.

We deploy Class 5 switching systems and advanced transmission equipment throughout our networks. All systems are equipped with advanced software and are designed to offer a full complement of features and have the flexibility to add new services without significant incremental cost.

     We install Lucent Series 5ESS(TM)-2000 host switches and transmission equipment in each of our commercial regions. Markets within certain of our commercial regions are served only by a host switch, while others are served by a Lucent Series 5ESS(TM)-2000 EXM remote switch or Lucent FAST(TM)-equipment. A remote switch is linked to a host switch through high capacity fiber optic transmission lines for administrative functions. We believe this remote switching equipment can provide substantially all of the same telecommunications services as a host switch, even if the link connecting them is temporarily interrupted, for approximately 33% to 50% of the installation and operational costs of a host switch. We use FAST(TM) equipment in markets with only one incumbent carrier central office to carry traffic from such central office location to our host switch. By accommodating up to 2,048 access lines, FAST(TM) equipment serves as a cost-effective alternative to standard subscriber loop carrier transmission equipment, which can only accommodate up to 672 access lines. We believe our network architecture allows us to cost-effectively provide our services in smaller markets and over a broader geographic area.

     Our owned networks consist of digital fiber optic cable backbones that typically contain 72 fiber strands for local fiber networks and 48 fiber strands for long haul fiber networks. These network backbones have the high bandwidth transmission capacity needed to accommodate the rapidly increasing demand for data communications services. We construct our local networks in a ring design that allows for the routing of traffic simultaneously in both directions around the ring. This provides an alternative transmission path in the event of a fiber cut in the network. We also install back-up electronics that become operational in the event of the failure of the primary network components. We believe this built-in redundancy, by increasing the reliability of our networks and systems, is important to customers with critical communications requirements.

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

     We have acquired long haul fiber linking certain of our networks through swap and joint build arrangements with other providers. Swap arrangements involve exchanges of indefeasible rights to use dark fiber. Joint build arrangements involve cost-sharing construction of owned fiber. We believe these arrangements provide a cost-effective means of acquiring the long haul transmission capacity we need to interconnect our networks.

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

     The following table presents information concerning our current markets:

                  OTHER LOCATIONS                        SWITCH AND
  COMMERCIAL       SUPPORTED BY          RESALE            NETWORK         ROUTE                       ADDRESSABLE     APPROXIMATE
   REGION(1)      HOST SWITCH(1)     COMMENCEMENT(2)   OPERATIONAL(2)    MILES(3)    COLLOCATIONS     ACCESS LINES    POPULATION(4)
---------------   ----------------   ---------------   --------------    --------    ------------     ------------    -------------
GREEN BAY/
 APPLETON, WI                            3Q/97              1Q/98             5            2              97,660          433,000
                  Oshkosh, WI            3Q/97              2Q/98            21            1              42,711              --
                  Green Bay, WI          3Q/97              2Q/98           122            4             114,196          337,000
MILWAUKEE, WI                            3Q/97              3Q/98             3            7             260,876        1,799,000
                  Kenosha, WI            3Q/97              2Q/01             6            2              50,065              --
                  Racine, WI             3Q/97              2Q/01             4            2              61,085              --
MADISON, WI                              3Q/97              3Q/98            28            5             156,984          649,000
                  Beloit, WI             3Q/97              2Q/01            12            1              25,031              --
                  Janesville, WI         3Q/97              2Q/01             1            1              41,808          234,000
SOUTH BEND, IN                           1Q/98              4Q/98            28            4             137,580          349,000
                  Elkhart, IN            2Q/98              1Q/99            30            2              74,888          252,000
BLOOMINGTON, IN                          2Q/98              1Q/99             8            1              75,193          235,000
FT. WAYNE, IN                            2Q/98              1Q/99            70            8             183,900          680,000
EVANSVILLE, IN                           3Q/98              1Q/99            20            2              74,888          518,000
ROCKFORD, IL                             4Q/98              1Q/99            23            3             126,878          439,000
KALAMAZOO, MI                            4Q/98              3Q/99            50            2              84,213          377,000
                  Battle Creek, MI       4Q/98              3Q/99            32            2              58,111          233,000
                  Grand Rapids, MI       1Q/99              3Q/99            45            5             234,386        1,009,000

----------

(1) Host switch locations are indicated in bold type; remote switch locations are indicated in standard type; and locations with other transmission equipment are italicized.

(2) Quarter during which we began offering services on a resale basis or the network or switch became or is planned to become commercially operational, as the case may be.

(3) Does not include long haul fiber that interconnects networks. As of December 31, 1999, we had deployed approximately 500 route miles of local fiber and approximately 1,500 route miles of long haul fiber and we plan to deploy approximately 200 additional route miles of local and long haul fiber by the end of 2000.

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

     We believe that rapidly establishing a broad, local market presence and brand name recognition across both business and residential customer bases is important for our success in our markets. To gain early entry into our markets, we established a local sales force in each market which offers switched local, long distance and centrex services on a resale basis until our own networks become commercially operational, at which point we have begun to switch customers to our own facilities. By initially reselling other carriers' services, we built brand name recognition in each of our markets and a customer base that we have been transitioning to our own networks. Typically, we have required approximately six to nine months from the beginning of network construction in a market to the provision of our own facilities-based switched services.

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

     As of May 26, 2000, we had approximately 170 employees engaged full time in our sales and marketing efforts staffing local sales offices in Wisconsin, Indiana, Illinois and Michigan. Approximately 120 of these employees were quota-bearing sales executives marketing our facilities-based services. In an effort to better service our current and future customers, we have made improvements during 1999 to our sales order management and customer care systems that have allowed us to better manage our business and to reduce our sales support staffing levels.

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

     -    building US Xchange brand name recognition.

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

OUR WHOLESALE STRATEGY

     To further leverage our fixed costs, we have identified selective channels for the sale of our services on a wholesale basis. For example, we offer our local and internet access services on a wholesale basis to internet service providers in certain of our markets. We have already established and expect to establish additional strategic alliances with, and supply wholesale services to, electric utility companies and other selected telecommunications providers for resale to their own customers. We also expect to generate revenues from the sale of dark fiber along our long-haul routes and certain of our local network rings.

OUR INFORMATION AND PROCESSING SYSTEMS

     To effectively serve our customers and manage our business, we rely significantly on our automated operations support, customer care and billing systems. We have either acquired these systems from, or developed them with, third party vendors with proven software and extensive knowledge of these systems. Our provisioning, order entry and billing systems are fully integrated which allows us to add more efficiently to our customer base by processing new service orders and provisioning new customers more quickly.

     In addition to cost advantages, our automated information systems and procedures for operations support and customer care provide us with a marketing advantage by allowing us more quickly and efficiently to activate and change services for our customers and provide more responsive customer support and service. Unlike the legacy systems currently used by certain of the incumbent local telephone companies, our systems:

     -    are scaleable;

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

     To initiate service for a customer either on a resale basis or using unbundled network elements, we must interface with the systems of the incumbent local telephone companies and wholesale long distance providers. We have established arrangements for "electronic bonding" with substantially all of the central offices of the incumbent telephone companies and certain of the long distance carrier points of presence in our markets. Electronic bonding permits us to provision customer service electronically on an "assume as is" or "assume as specified" basis. We currently provision the remaining central offices and points of presence in our markets via fax or e-mail order entry. We plan to work actively to establish electronic bonding between our automated operations support and customer care systems and the remaining central offices and points of presence to the fullest extent possible.

     We have developed a convergent billing system that interfaces with our operations support systems and enables issuance of a single billing statement for all of our local, long distance and internet services, as well as for any other services we offer for resale. Among other benefits, this system generates a single billing statement that is "user friendly". It provides our customers with more enhanced billing detail and is easier to read and understand. Our billing system has the ability to provide multiple summary methodologies, handle multiple hierarchies for commercial accounts and accommodate a variety of output media, including paper, electronic datafile, web site access and diskette.

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

     - financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours,

     - the potential to fund competitive services with cash flows from a variety of businesses, and

     -    a nearly monopolistic market share.

     Increasing competition has led to consolidations among the regional Bell operating companies, including the acquisition of Ameritech by SBC Communications, Inc. and the acquisition of GTE by Bell Atlantic Corporation. We expect that, as telecommunications providers continue to consolidate and form additional strategic alliances, we will face significant new competitors, including regional Bell operating companies who seek to operate outside their current local service areas.

     In each of our commercial regions, we also face significant competition from other facilities-based competitive local telephone companies and long distance carriers, which further increases the pricing pressures on our business. After the investment and expense of establishing network and support services in a given market, the marginal cost of carrying an additional call is negligible. We believe that Tier III markets will support only a limited number of competitors and that operations in Tier III markets with multiple competitive providers are likely to be unprofitable for one or more of the competitive providers.

     The following table sets forth the competitive local telephone companies that currently provide local services or have started or announced plans for either construction or sales activities in our current markets.


         MARKET                            COMPETITIVE LOCAL TELEPHONE COMPANY
Green Bay/Appleton, Wisconsin              TDS Telecom, Inc.
                                           McLeod USA Incorporated

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

Grand Rapids, Michigan                     MCI WorldCom, Inc.

There may also be additional competitors with plans to enter our markets. We are currently not aware of any competitive local telephone companies that provide or have announced plans to provide local services in South Bend, Elkhart or Bloomington, Indiana.

     Prices in both the long distance business and the data transmission business have declined significantly in recent years and we expect them to continue to decline. We face competition from large long distance carriers such as AT&T Corp., MCI WorldCom, Inc. and Sprint Corporation, as well as smaller carriers, who have begun to offer integrated local, long distance and data telecommunications services. AT&T acquired Teleport Communications Group, Inc., a major competitive local exchange carrier, and Tele-Communications, Inc., a major cable television company, and MCI WorldCom has recently acquired local networks in approximately 100 cities and has agreed to acquire Sprint. These combinations have enhanced the ability of these carriers to offer bundled local and long distance telecommunications services. Regional Bell operating companies are also making concerted efforts to gain regulatory permission to offer their own bundled local and long distance telecommunications services.

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

     -    electric utilities; and

     -    resellers.


In particular, companies offering or preparing to offer internet-protocol-based voice and data transmission services, such as Qwest Communications International, Inc., Level 3 Communications, Inc., and Williams Communications Group, are building nationwide networks that can access each of our markets. Electric utilities and cable companies are also likely competitors given their existing rights of way. Electric utilities using digital line power technologies can transmit internet and data services over their power lines at speeds faster than those achievable by telephone companies on their digital subscriber or integrated services digital network lines. Other new technologies such as DSL, internet telephony, cable modem service and wireless networks utilizing local multi-point distribution services and satellite transmission, which can be used to provide high capacity wireless local loop, local area network, internet access and interactive services, have also created significant new competitors that may have a lower cost basis than ours. We believe that there may also be an increasing level of agent and distributor resale initiatives in our markets, which may add further to competitive pricing pressures.

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

     The 1996 Act also removed on a prospective basis most restrictions on the regional Bell operating companies resulting from the consent decree which provided for divestiture of the regional Bell operating companies from AT&T in 1984. The 1996 Act establishes procedures under which a regional Bell operating company can enter the market for inter-LATA (i.e., long distance) services within the area where it provides local exchange service (the 1996 Act permitted the regional Bell operating companies to enter the out-of region long distance market immediately upon enactment). Before the regional Bell operating company can provide in-region long distance services, it must obtain FCC approval upon a showing that facilities-based competition is present in its local market, that the regional Bell operating company has entered into interconnection agreements with competitors in the states where it seeks authority, that the interconnection agreements satisfy a 14-point "checklist" of competitive requirements and that such entry is in the public interest. Bell Atlantic recently received permission from the FCC to begin providing in-region long distance services in New York, and SBC Communications has applied for similar authority in Texas. Requests by regional Bell operating companies are the subject of various pending petitions and appeals. The provision of in-region long distance services by regional Bell operating companies in our markets would permit them to offer bundled local and long distance services, thereby eliminating one of our current marketing advantages.

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

     However, the Supreme Court held that the FCC, when it gave competitive local telephone companies blanket access to all network elements did not adequately address the statutory provisions of the 1996 Act which require it to consider (1) whether access to an incumbent local telephone company's proprietary elements is "necessary" and (2) whether the failure to provide a competitive local telephone company with access to particular elements would "impair" the ability of that competitive carrier to provide the services it seeks to offer. On November 5, 1999, the FCC issued revised rules that largely reaffirmed, and in some respects expanded, the duty of incumbent carriers to offer unbundled network elements. These rules may be subject to further court appeals, and we cannot predict the outcome of such proceedings.

     The Eighth Circuit decisions and reversal by the Supreme Court continue to create uncertainty about the rules governing pricing terms and conditions of interconnection agreements. This uncertainty makes it difficult to predict whether US Xchange will be able to rely on existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

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

     On December 9, 1999, the FCC released an order requiring the incumbent carriers to offer "line sharing" arrangements that will permit competitors like US Xchange to offer DSL service over the same copper wires used by the incumbent to provide voice service. The specific prices and terms of these arrangements will be determined by future decisions of state utility commissions, and cannot be predicted at this time. The FCC's ruling may also be challenged in court. US Xchange expects, however, that once US Xchange begins offering DSL services, and if this order is implemented, it will allow US Xchange to offer DSL services at a significantly lower cost than is now possible.

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

     On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain FCC rules relating to collocation of competitors' equipment in ILEC central offices. This decision requires the FCC to limit collocation to equipment that is "necessary" for interconnection with the ILEC or access to the ILEC's unbundled network elements. US Xchange believes that all of the equipment it currently places in collocation arrangements is necessary for these purposes, and therefore its collocation arrangements should not be adversely affected by the court decision. Any disputes over the "necessary" status of particular items of equipment, however, may have to be resolved by the FCC or by state commissions, and such disputes could result in delays or changes in US Xchange's collocation plans.

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

         In October 1996, the FCC adopted a detariffing order which eliminated the requirement that nondominant interstate carriers maintain tariffs on file with the FCC for domestic interstate services, and which provided that, after a nine-month transition period, relationships between interstate carriers and their customers would be set by contract. Several parties requested reconsideration and/or filed appeals of the FCC's detariffing order, and the FCC issued a reconsideration order on August 20, 1997, which reversed certain aspects of the FCC's previous regulations. The reconsideration order would still significantly limit the ability of carriers to tariff long distance services. If US Xchange were not permitted to tariff our long distance services, we would be required to provide such services on contractual terms and forgo reliance on filed rates.

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

     The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on our ability to compete in providing interstate access services. These changes will reduce access charges and will shift charges currently based on minutes of use to flat-rate, monthly per line charges. As a result, the aggregate amount of access charges paid by long distance carriers to access providers in the United States may decrease. The FCC also announced that it intends in the future to issue detailed rules for implementing a market-based approach to further access charge reform. That process will give incumbent local telephone companies progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The FCC also adopted a "prescriptive safeguard" to bring access rates to competitive levels in the absence of competition. On June 18, 1997, the FCC denied petitions filed by several incumbent local telephone companies asking the FCC to stay the effectiveness of its access charge reform decision. However, the FCC subsequently granted petitions for reconsideration by Sprint and various other parties and made relatively minor changes to, among other things, its requirements regarding the information that incumbent local telephone companies must provide to long distance carriers on the presubscribed long distance carrier charges that the incumbent local telephone companies levy on their presubscribed customers. The FCC's access charge order was appealed to the Eighth Circuit. On August 19, 1998, the Eighth Circuit unanimously upheld the FCC's access charge order. In August 1999, the FCC issued an Order that provided substantial new pricing flexibility to ILECs, primarily with respect to special access and dedicated transport, and proposed further pricing flexibility for those services and for switched access. In some cases, ILECs may offer deaveraged rates, contract tariffs, and non-cost volume discounts. The order also initiated a rulemaking to determine whether the FCC should regulate the access charges of CLEC's.

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

     Currently, over 30 state commissions (including Wisconsin, Illinois and Michigan), and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls between end users and internet service providers within the same local calling area. At least eight of these decisions have been upheld on appeal, including the Seventh Circuit on June 18, 1999. A number of other state decisions are subject to appeal, and additional disputes over the appropriate treatment of internet service provider traffic are pending in other states. Despite the clear intent of the FCC and unanimous state authority on the issue, Ameritech announced on February 25, 1999 that, because the FCC has concluded that calls to internet service providers are interstate, Ameritech believes that it is not and never was required to pay reciprocal compensation on such calls and that Ameritech intends to seek to overturn the prior inconsistent orders. On March 11, 1999, MCI WorldCom, Inc. asked the U. S. Court of Appeals for the District of Columbia to review and vacate the FCC's ruling on the grounds that it is arbitrary, capricious and otherwise contrary to law. On March 24, 2000, the U.S. Court of Appeals for the District of Columbia issued a decision to vacate the ruling. The Court concluded that the FCC failed to provide a rational basis for its findings that calls delivered to ISPs from local exchanged carriers are not "local" telecommunications traffic, and failed to explain why such traffic is "exchange access" rather than "telephone access service." US Xchange views this decision as favorable, but the court's direction to the FCC to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings.

     Universal Service Reform. On May 8, 1997, the FCC issued an order establishing a significantly expanded federal universal service subsidy regime to implement the provisions of the 1996 Act relating to the preservation and advancement of universal telephone service. The universal service order affirmed Congress' policy principles for universal telephone service, including quality of service, affordable rates, access in rural and high-cost areas, equitable and nondiscriminatory contributions, specific and predictable support mechanisms and access to advanced telecommunications services for schools, health care providers and libraries. For example, the FCC established new subsidies with an annual cap of $2.25 billion for telecommunications and information services provided to qualifying schools and libraries and $400 million for services provided to rural healthcare providers. The May 8th Order has been upheld by the U.S. Court of Appeals for the Fifth Circuit.

     All telecommunications carriers providing interstate telecommunications services, including US Xchange, and certain other entities, must contribute to the universal service support fund. Such contributions are assessed based on intrastate, interstate and international end user telecommunications revenues. Contribution factors vary quarterly and carriers are billed monthly. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. Based on the amount of our revenues in 1997 and 1998, we were not required to make subsidy payments in any material amount during 1998 or 1999, and we anticipate the same result in 2000. However, we are currently unable to quantify the amount of subsidy payments that we will have to make in subsequent years and the effect that these required payments will have on our financial condition and results of operation.

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

     In addition to certification and tariff filing requirements, some states impose reporting, customer service and quality requirements, as well as unbundling and universal service requirements. In addition, we are subject to the outcome of generic proceedings held by state public service commissions to determine state regulatory policies with respect to incumbent local telephone company and competitive local telephone company competition, geographic build-out, mandatory detariffing, etc. Certain states, including Wisconsin, Illinois, Indiana and Michigan have adopted or have pending proceedings to adopt specific universal service funding obligations.

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

EMPLOYEES

     As of May 26, 2000, US Xchange had approximately 475 full-time employees, including approximately 170 employees engaged in our sales and marketing efforts. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages due to labor disputes, and we believe that our relations with our employees are good.

ITEM 2.    PROPERTIES.

     US Xchange is headquartered in Grand Rapids, Michigan and leases offices and space in a number of locations, primarily for regional management and local sales offices and network equipment installations. The table below lists our current facilities, all of which we lease directly or through our subsidiaries:

                                                              APPROXIMATE
      LOCATION                 LEASE EXPIRATION(1)           SQUARE FOOTAGE
---------------------------    -------------------------     --------------
Grand Rapids, Michigan           August 2002(2)(5)               44,000
                                 June 2004(2)(5)                 65,000
                                 March 2009(3)                   10,500
Green Bay, Wisconsin             July 2001(3)                     6,600
                                 February 2003(3)                 6,600
                                 January 2003(5)                  1,200
Appleton, Wisconsin              April 2003(3)                    4,800
                                 September 2002(5)                4,500
Oshkosh, Wisconsin               September 2002(5)                1,100
Milwaukee, Wisconsin             May 2008(5)                      4,900
                                 February 2003(3)                 3,500
                                 October 2008(4)                  1,000
Madison, Wisconsin               March 2003(5)                    6,200
                                 November 2003(3)                 3,900
South Bend, Indiana              May 2003(4)                      5,500
                                 May 2003(3)                      3,500
Bloomington, Indiana             June 2003(4)                     8,100
                                 April 2003(3)                    3,200
Ft. Wayne, Indiana               May 2003(4)                     12,800
                                 June 2003(3)                     3,800
Elkhart, Indiana                 June 2008(4)                     5,200
Evansville, Indiana              August 2008(4)                   7,500
                                 July 2003(3)                     3,300
Lafayette, Indiana               August 2003(3)                   3,000
                                 June 2008(4)                     7,000
Rockford, Illinois               June 2003(4)                     6,500
                                 July 2003(3)                     3,100
Kalamazoo, Michigan              March 2004(3)                    3,000
                                 October 2008(4)                 10,500
                                 February 2009(4)                 3,800

--------------------
(1) Dates indicate expiration of original term of leases, certain of which also include automatic or optional renewal terms of one or more years.

(2) Lessor is an affiliated company. See "Certain Relationships and Related Transactions."

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

ITEM 3.      LEGAL PROCEEDINGS

     On September 30, 1997, the U.S. Patent and Trademark Office refused to grant an application for a registered service mark for the "US Xchange" name on the grounds that it is merely geographically descriptive of telephone communication services that are rendered in the United States. The appeal was terminated and a registered service mark was obtained through filing of an amended application.

     We are not a party to any material litigation or any other legal proceeding.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

     Not applicable.

ITEM 6.      SELECTED FINANCIAL DATA.

     The selected consolidated financial data set forth below for the years ended December 31, 1999, 1998 and 1997 and for the period from August 5, 1996 (date of inception) to December 31, 1996 were derived from the audited consolidated financial statements of US Xchange, L.L.C. contained elsewhere in this Report, which have been audited by BDO Seidman, LLP, independent certified public accountants. All of the selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Report.

                                                                 YEAR ENDED DECEMBER 31,                            PERIOD FROM
                                                                                                                 AUGUST 5, 1996(1)
                                                  1999                  1998                    1997           TO DECEMBER 31, 1996
                                             --------------         --------------          ------------       --------------------
STATEMENT OF OPERATIONS DATA:
Revenues...............................      $   26,429,789         $    7,015,310          $    206,682       $            --
                                             --------------         --------------          ------------       --------------------
Cost and expenses:
  Cost of communication services.......          37,739,781             16,338,583               749,662                    --
  Selling, general and administrative..          40,554,373             28,679,670             5,065,589               137,810
  Depreciation and amortization........          13,190,549              3,257,055               189,347                    --
                                             --------------         --------------          ------------       --------------------
     Total costs and expenses..........          91,484,703             48,275,308             6,004,598               137,810
                                             --------------         --------------          ------------       --------------------
Loss from operations...................         (65,054,914)           (41,259,998)           (5,797,916)             (137,810)
Interest expense, net(2)...............         (29,537,206)           (13,838,966)              (30,452)                   --
Interest income........................           3,944,625              4,476,061                    --                    --
                                             --------------         --------------          ------------       --------------------
Net loss...............................      $  (90,647,495)        $  (50,622,933)         $ (5,828,368)             $137,810
                                             ==============         ==============          ============       ====================

                                                                 AS OF DECEMBER 31,

                                                  1999                  1998                    1997
                                             --------------         --------------          ------------
BALANCE SHEET DATA:
Cash and cash equivalents................    $      189,304         $   40,018,552          $    100,590
Restricted investments(3)................        57,669,199             84,731,847                    --
Networks and equipment, net..............       136,106,432            100,344,506            27,967,741
Total assets.............................       210,100,023            234,715,917            28,385,270
Advances from affiliate..................                --                     --            21,038,789
Long-term debt, less current maturities..       216,546,750            202,533,333             2,189,000
Member's capital (deficit)...............       (87,236,606)             3,410,889              (966,178)

                                                                 YEAR ENDED DECEMBER 31,                            PERIOD FROM
                                                                                                                 AUGUST 5, 1996(1)
                                                  1999                  1998                    1997           TO DECEMBER 31, 1996
                                             --------------         --------------          ------------       --------------------
OTHER DATA:
Capital expenditures.....................    $   48,906,624         $   75,619,611     $      28,157,088       $            --
EBITDA(4)................................       (51,864,365)           (38,002,943)           (5,608,569)             (137,810)
Cash flows  for operating activities.....       (82,264,871)           (29,087,976)             (395,530)             (163,485)
Cash flows  for investing activities.....       (20,297,716)          (158,465,165)          (28,168,184)                   --
Cash flows from financing activities.....        62,733,339            227,471,103            28,664,304               163,485
Ratio of earnings to fixed charges(5)....                --                     --                    --                    --
Deficiency of earnings to cover fixed
charges(5)...............................        94,621,915             52,918,654             5,830,471               137,810

----------

(1)  US Xchange was organized on August 5, 1996.

(2) Excludes capitalized interest of approximately $4.0 million for 1999, $2.3 million for 1998 and $2,000 for 1997. During the construction of our networks, interest expense related to construction expenditures is capitalized.

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

     Since July 1997, we have established local exchange telecommunications networks in selected markets, primarily Tier III cities, in the northern portion of the Midwestern United States and interconnected our local networks through our long-haul fiber networks. Our customers are currently offered a bundled package of local, long distance and other enhanced services. We operate 13 facilities-based local networks and provide switched local and long distance services within the states of Wisconsin, Illinois, Indiana and Michigan. We also made a strategic decision to build a high capacity long-haul fiber optic network that was sufficient not only to meet our own long term capacity needs but also would allow us to make any remaining excess capacity available to other providers of telecommunications services.

     The construction, expansion and operating of our local and long haul networks have required substantial expenditures, significant portions of which have been incurred before the realization of revenues. These expenditures to date have resulted in significant losses, negative cash flows and negative EBITDA, which we believe will continue until an adequate customer base is established. As our customer base grows, we expect that incremental revenues can be generated with decreasing incremental operating expenses which may provide positive contributions to cash flow.


FACTORS AFFECTING RESULTS OF OPERATIONS

REVENUES

     We direct our sales and marketing efforts primarily towards small to medium-sized business customers, internet service providers and governmental and other institutional end users in selected underserved markets. In each of our markets, we initially resold incumbent carrier services to establish a market presence and enhance our market penetration efforts. As our network switching systems have become commercially operational, we have begun to transition our resale customers to our own switch-based networks. We compete primarily on the basis of competitive pricing, superior service and products and innovative service and product offerings. By using our own switched-based facilities, we believe we will be able to achieve higher gross margins on our own facilities-based services than we can achieve through reselling others' services.

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

     To further leverage our fixed costs, we have identified selective channels for the sale of our services on a wholesale basis. For example, we offer our local and internet access services on a wholesale basis to internet service providers in certain of our markets. We have established and expect to establish additional strategic alliances with, and supply wholesale services to, electric utility companies and other selected telecommunications providers for resale to their own customers. We also expect to generate revenues from the sale of dark fiber along our long-haul routes and certain of our local network rings. During 1999, we sold indefeasible rights to use ("IRUs") our fiber to several other carriers and are pursuing similar arrangements with certain other carriers as a source of additional revenues. We have not yet earned any revenues from IRUs, which revenues we will earn over the life of the IRU as services are provided.


OPERATING EXPENSES

     Our primary operating expenses consist of the cost of communication services, selling, general and administrative expenses and depreciation and amortization charges.

     Cost of Communication Services. Cost of communication services consists of the fixed costs of leased facilities, minutes-of-use charges for origination and termination services and access line charges for local and long distance services, including the costs to use incumbent local telephone company unbundled network elements, costs for installation and initial service turn-up and support services outsourced to Lucent, and costs of network personnel. We also incur rights-of-way costs and, in certain markets, franchise fees and taxes paid to local governments based on revenue. After we install our network infrastructure and activate our switching systems, we can add customers and associated revenues with lower incremental cost of communication services, so that such customers provide greater contributions to our operating cash flows and EBITDA. With an expanding customer base and the continued conversion of those customers to our own facilities-based switches, we expect that cost of communication services will represent a smaller percentage of revenues. While we primarily target businesses, internet service providers, and governmental and other institutional customers, we believe that, once a network is operational, the marginal cost of providing our services to residential customers is low enough to allow us to economically address these customers because they generally require less complex services than our other customers. Cost of communication services does not include depreciation and amortization.

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

     Depreciation and Amortization. We depreciate and amortize our property and equipment using the straight-line method over the estimated useful life of the assets, ranging from five to eight years for equipment, 20 years for fiber, three to five years for third-party software costs and the lesser of 15 years or the lease term for leasehold improvements.

INTEREST EXPENSE

     Prior to our issuance of the 15% Senior Notes in June 1998, we did not incur material interest expense. Since then, however, we have incurred and expect to continue to incur substantial interest expense relating to our 15% Senior Notes, senior secured credit facility, subordinated line of credit and bank credit facility. We amortize our debt issuance costs using the straight-line method over the life of the related debt agreement.


RESULTS OF OPERATIONS

1999 Compared to 1998

     Our revenues increased 377% to $26.4 million in 1999 from $7 million in 1998. The increase is attributable to both our expansion into one additional market, Grand Rapids, Michigan, in 1999 and to the continued growth in our customer base and their use of our services in all of our markets. Revenues derived from our facilities-based switched operations grew to $10.2 million in 1999 compared to $559,000 in 1998. This increase was due to thirteen switches being commercially operational during all or a portion of 1999 compared to only six switches being in service during 1998 and to the continued conversion of resale customers onto our own switches in all of our facilities-based markets. During 1999 we installed approximately 30,000 total local access lines compared to 21,000 in 1998. At December 31, 1999, we had approximately 53,000 installed local access lines in service, of which approximately 60% were served by our own facilities.

    Cost of communication services increased to $37.7 million in 1999, or 143% of revenues, from $16.3 million, or 131% of revenues, in 1998. The increase of 233% related primarily to the costs of leased telecommunications facilities and our own network operating costs in connection with the expansion of our customer base in all of our markets.

    Selling, general and administrative expenses grew to $40.6 million in 1999, or 153% of revenues, compared to $28.7 million in 1998, or 409% of revenues. This increase of 41% was primarily due to the increase in employees during the first three quarters of 1999 and the other costs associated with the expansion of our services in our existing markets.

    Depreciation and amortization expenses increased to $13.2 million in 1999 from $3.3 million in 1998 primarily due to the placement in service of additional telecommunications network assets, including switches, fiber optic networks, and related equipment. Depreciation expense is expected to increase as a result of continuing capital expenditures related to the expansion of our networks and operations.

    Gross interest expense increased $17.4 million to $33.5 million in 1999 from $16.1 million in 1998 due primarily to the Company's increased average outstanding indebtedness during the current year over the comparable prior year. Interest expense will increase in future periods in conjunction with additional borrowings under the subordinated secured line of credit from Mr. VanderPol. Interest costs of $4 million in 1999 and $2.3 million in 1998 were capitalized as part of the construction costs of its networks.

    Interest income is derived primarily from earnings on excess cash and the
U. S. government securities that were purchased from the net proceeds on the sale of the 15% Senior Notes and used to fund our first six scheduled interest payments on such Notes. The decrease in interest income for 1999 from 1998 is expected to continue in future periods as the U. S. government securities are liquidated in conjunction with the payment of the semi-annual interest payments on the 15% Senior Notes.

    Net loss increased to $90.6 million in 1999 from $50.6 million in 1998. The increase in the 1999 losses is attributable to the significant expenditures we incurred before the realization of revenues, due to the expansion of our network operations, the added depreciation expense relating to the expansion of our networks and the increased interest expense on our indebtedness to fund our network development and operations.

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

     Cost of communication services was $16.3 million for 1998, an increase of $15.6 million from $750,000 in 1997. Approximately 63%, or $9.8 million, of the increase is attributable to the growth in our customer base and the related costs of leased telecommunications facilities and services from the incumbent local telephone companies in connection with our resale services. Our facilities-based network operating costs, including personnel-related costs, have increased approximately $4.4 million, reflecting the networks that became commercially operational during 1998.

     Selling, general and administrative expenses increased to $28.7 million for 1998 compared to $5.1 million for 1997. Of the $23.6 million increase, approximately 67%, or $15.9 million, was due to hiring additional personnel to support our continued growth. Our advertising and marketing costs increased approximately $2.6 million in connection with our increased marketing efforts.

     Depreciation and amortization expenses for 1998 increased to $3.3 million from $189,000 in 1997. The increase reflected the six switches and networks that became commercially operational during 1998 and the overall growth in capital assets through December 31, 1998. Depreciation and amortization will continue to increase as a result of continuing capital expenditures related to our network expansion.

     Gross interest expense was $16.1 million for 1998 and $32,600 for 1997. A significant portion, approximately $13.2 million, relates to the accrual of interest on our 15% Senior Notes, with the remainder associated with the borrowings under our $4.0 million bank credit facility, which we describe in detail below. Interest costs of approximately $2.3 million and $2,000 were capitalized during 1998 and 1997, respectively, related to network construction projects.

     Interest income of $4.5 million for 1998 resulted primarily from interest earnings on the short-term investment of the cash proceeds of the issuance of our 15% Senior Notes.

     For the reasons stated above our net loss increased to $50.6 million in 1998, compared with $5.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     We experienced a deficiency in net cash from operations of $82.3 million for 1999, $29.1 million for 1998 and $396,000 for 1997. The increase in the deficiency is primarily due to the significant cash outlays required to develop and operate our networks and the resulting increased operating losses in connection with our expansion into our planned markets. With a growing customer base, we expect that accounts receivable will increase and negatively impact cash from operations consistent with the $4.8 million in 1999. We expect to experience continuing negative operating cash flows as we expand our operations and transition our customers from resale services to our facilities-based services.

     Our net cash used in investing activities was $20.3 million for 1999, $158.5 million for 1998 and $28.2 million for 1997. We invested $48.9 million in 1999, $75.6 million in 1998 and $28.2 million in 1997 to acquire network-related equipment, information systems software and office furniture and to construct local and long haul fiber optic networks to support the growth of our business. In addition, during the second quarter of 1998, we set aside $82.5 million of the proceeds from the sale of our 15% Senior Notes to purchase U.S. government securities and accrued interest thereon to secure and fund payment of the first six interest payments on such Notes. In 1999 we paid $30.5 million from these funds to the holders of the Notes.

     Our financing activities provided net cash totaling $62.7 million in 1999, $227.5 million in 1998 and $28.7 million in 1997. A significant portion of the change from 1998 relates to the approximately $193.0 million received during the second quarter of 1998, which came from the net proceeds of the sale of our 15% Senior Notes. In 1999 we received $50 million through our senior secured credit facility with GE Capital and $14.5 million through a subordinated secured line of credit from Mr. Ronald VanderPol, our Co-Chairman. Member capital contributions and advances from RVP Development Corporation, a holding company wholly-owned by

Mr. VanderPol, totaling $33.9 million and $26.1 million were received in 1998 and 1997, respectively. During the first quarter of 1998, we also received $1.2 million of proceeds from our bank credit facility referred to below. Repayments of the bank credit facility commenced in the second quarter of 1998 and totaled $.7 million for both 1998 and 1999.

     In August 1997, we obtained a $4.0 million bank credit facility, which was fully utilized as of March 31, 1998. We have used the proceeds of this facility to acquire office furniture, equipment and computer software and for construction costs related to leasehold improvements of office and switch site locations. At December 31, 1999, we had $2.6 million of outstanding indebtedness under this bank credit facility. The borrowings bear interest at an annual rate equal to (1) 1/2% under the bank's prime lending rate or (2) 2% over the bank's costs of funds, at our option. The effective annual interest rate of the bank credit facility was 8.0% and 7.1% at December 31, 1999 and 1998, respectively. The borrowings are repayable in monthly installments of $66,667 through March 31, 2003 and are secured by specific assets of the Company and one of our wholly-owned subsidiaries and by the guarantees of the same subsidiary and of RVP Development Corporation.

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

All financial covenants under the bank credit facility apply to RVP Development Corporation and not to US Xchange. At December 31, 1999, RVP Development Corporation was in compliance with all of its covenant requirements under the bank credit facility.

    On June 25, 1998, we issued and sold $200 million aggregate principal amount of our 15% Senior Notes due July 1, 2008. Of the $193.0 million of net proceeds that we received for these Notes, we used approximately $82.5 million to purchase U.S. government securities, including accrued interest, to secure and fund our first six scheduled semi-annual payments of interest on these Notes. The Company made interest payments of $15.5 million and $15 million on January 1, 1999 and July 1, 1999, respectively, to the holders of the Notes. During 1998 and the first half of 1999, we spent the entire net proceeds to fund the installation and deployment of our networks and their associated operating losses.

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

While these limitations are subject to a number of important qualifications and exceptions, if we were to fail to comply with these restrictions and, in some cases, were to fail to cure our noncompliance, we would be in default under the indenture. Under the indenture, we are also required to file certain reports with the Securities and Exchange Commission and to deliver these reports to the trustee and the holders of the 15% Senior Notes. We have not timely delivered our Annual Report on Form 10-K for the year ended December 31, 1999 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and, accordingly, have failed to comply with our reporting obligations under the indenture. However, in connection with the merger discussed below, all the holders of the 15% Senior Notes have agreed that the 15% Senior Notes may be redeemed on the merger closing date. If the merger were not to be completed, the trustee or holders of 25% of the outstanding principal of the 15% Senior Notes could declare the outstanding principal and accrued and unpaid interest to be immediately due and payable. We cannot give any assurance that we would have sufficient cash resources or be able to obtain any additional financing to meet these payment obligations.

     On April 30, 1999 we obtained a $50 million eight-year senior secured credit facility, pursuant to a Loan and Security Agreement among our wholly-owned subsidiary, US Xchange Finance Company, L.L.C., as borrower, US Xchange and our operating subsidiaries, as guarantors, and General Electric Capital Corporation ("GE Capital"), as Administrative Agent and lender. As of December 31, 1999, we had fully borrowed the $50 million available under this facility. All outstanding borrowings bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0%, at our option. The effective rate was 10.45% as of December 31, 1999. Interest is payable at least on a quarterly basis. Unused portions of this facility were subject to a commitment fee ranging between .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable in quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007, based upon the following annual debt reduction formula: 10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of borrower and its subsidiaries. US Xchange and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

     The terms of our indebtedness under the senior secured credit facility impose certain financial and operating restrictions on our restricted subsidiaries and us. These restrictions limit, among other things, our ability to:

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

     These limitations are subject to a number of important qualifications and exceptions. However, if we fail to comply with these restrictions or other covenants under the facility and, in some cases, fail to cure our noncompliance, GE Capital, as the administrative agent and sole lender under the facility, could declare a default or a default could be deemed immediately to occur and GE Capital would be entitled to make all borrowings immediately due and payable. As of and for the quarter and year ended December 31, 1999, we were not in compliance with certain financial performance covenants under the facility, and we do not expect to be in compliance with these covenants for subsequent periods.

     However, on May 15, 2000, we announced that US Xchange, Inc., the newly formed parent of US Xchange, L.L.C. and a corporation wholly owned by our sole member, signed a definitive merger agreement with Choice One Communications, Inc. ("Choice One"), a publicly held integrated communications provider that offers local exchange and long distance telecommunications services, high-speed data, Internet and DSL solutions, and web design and hosting primarily to small and medium-sized businesses in second and third tier markets in the Northeast United States. Under the terms of the agreement, Choice One will pay approximately $311 million in net cash and issue approximately 7,000,000 shares of its common stock to Mr. VanderPol, the sole stockholder of our parent. The merger is subject to certain conditions, including Hart-Scott-Rodino clearance and other regulatory approvals. In addition, all of the holders of our outstanding 15% Senior Notes have executed and delivered to Choice One a letter agreement pursuant to which they have agreed that the surviving corporation upon completion of the merger may redeem the 15% Senior Notes on the merger closing date at a redemption price equal to 109% of their principal amount plus accrued interest, if any, to the closing date. The bond holders also have agreed to an amendment to the Indenture, to take effect on the redemption date, providing for the deletion of certain covenants and other provisions of the Indenture.

     In connection with the merger, GE Capital has agreed to forbear from exercising its rights and remedies relating to our non-compliance with financial performance covenants until the earlier of (i) July 31, 2000 or (ii) the occurrence of any of the following events:

     - the occurrence of an event of default, or the occurrence of an event or the happening of a condition which with the passing of time or the giving of notice or both would constitute an event of default, under the loan agreement, other than the events of default for the periods ending December 31, 1999 and March 31, 2000;

     -    certain events of bankruptcy;

     -    termination of the merger.

     We currently expect to complete this merger by July 31, 2000. Pursuant to the merger agreement, we will receive sufficient cash consideration to pay the obligations under the senior secured credit facility and the 15% Senior Notes in full. However, we can give no assurance that any of the events listed above will occur, that we will complete the merger by July 31, 2000 or that GE Capital will again agree to forbear from exercising its rights under the senior secured credit facility. If GE Capital exercises its remedies under the senior secured credit facility, we may be required to repay all or any portion of the outstanding borrowings under the facility. If this occurs prior to the completion of the merger and we cannot otherwise satisfy our payment obligations under the senior secured credit facility, our business would be materially adversely affected and we would also be in default of the indenture governing the 15% Senior Notes.

     On August 26, 1999, the Company entered into a Line of Credit Agreement with our Co-Chairman, Mr. VanderPol, for up to $50 million in subordinated debt financing. Borrowings under this arrangement totaled $14.5 million at December 31, 1999. Interest accrues on outstanding borrowings under this line of credit at a floating rate equal to prime rate less 1.25%. The effective interest rate was 7.25% at December 31, 1999. All borrowings are secured by all present and future assets of the Company and are subordinated to the indebtedness under the Company's current and any future secured credit facilities. Repayment of borrowed amounts and all accrued interest thereon will commence upon the repayment of all obligations under our current and any future secured credit facilities.

     Our operations have required a substantial capital investment for the purchase of telecommunications equipment and the construction and development of our networks. Since the beginning of fiscal 1997 and through December 31, 1999, we have spent approximately $152.8 million on capital expenditures. We have funded these expenditures through our existing equity capital, the proceeds from the sale of our 15% Senior Notes and borrowings under our GE Capital senior secured credit facility, our subordinated secured line of credit from Mr. VanderPol and our bank credit facility.

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

     We estimate that, as of December 31, 1999, our future capital requirements (including requirements for capital expenditures, working capital, debt service and operating losses) to fund the installation, deployment and operating losses of the networks in our current development plans will total approximately $73.4 million. We plan to finance these capital requirements with available borrowings under our subordinated line of credit (approximately $35.5 million as of December 31, 1999), cash expected to be generated from future revenues, and interim debt financing of up to $25 million provided by Choice One under the merger agreement, and possibly through sales of dark fiber along our local and long-haul networks. We currently have no commitments for additional debt or equity financing, and we can give no assurance that additional debt or equity financing will be available to us on terms we consider acceptable or at all. If we are unable to complete the merger with Choice One, to secure additional debt or equity financing or to sell any dark fiber on acceptable terms, we may be required to modify or delay some of our planned capital expenditures, which could have a material adverse effect on our business.

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

YEAR 2000 READINESS DISCLOSURE

      We experienced no Y2K problems on or after January 1, 2000, and do not anticipate any future material problems related to Y2K. The incremental costs relating to our Y2K readiness project were not significant.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, this standard requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS 137 issued in June 1999, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Historically, we have not entered into, and we currently have no plans to enter into, any derivative instruments. Accordingly, we believe that this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk related to changes in interest rates because the interest rate on approximately $67 million of our debt is indexed to floating interest rates. We monitor the risk associated with interest rates on an ongoing basis, but we have not entered into any interest rate swaps or other financial instruments to actively hedge the risk of changes in prevailing interest rates.

     In June 1998, we issued $200 million of 15% Senior Notes, which mature on July 1, 2008, and pay interest semi-annually on January 1 and July 1 of each year, beginning January 1, 1999. The effective interest rate is 15.35%. As of December 31, 1999, the fair market value of the 15% Senior Notes was approximately $161 million. As a result of issuing fixed interest securities, we are less sensitive to market rate fluctuations.





ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
CONSOLIDATED AUDITED FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants...................    34
Consolidated Balance Sheets, December 31, 1999 and 1998..............    35
Consolidated Statements of Operations, Years Ended
  December 31, 1999, 1998 and 1997 ..................................    36
Consolidated Statements of Member's Capital (Deficit),
  Years Ended December 31, 1999, 1998 and 1997 ......................    37
Consolidated Statements of Cash Flows, Years Ended
  December 31, 1999, 1998 and 1997 ..................................    38
Notes to Consolidated Financial Statements...........................    39-44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

US Xchange, L.L.C.
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of US Xchange, L.L.C. and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of operations, member's capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Xchange, L.L.C. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ BDO SEIDMAN, LLP
Grand Rapids, Michigan

May 17, 2000

                               US XCHANGE, L.L.C.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                       --------------------------------------
                                                                           1999                      1998
                                                                       -------------             ------------
ASSETS
CURRENT ASSETS
  Cash and equivalents....................................             $     189,304             $ 40,018,552
  Restricted investments..................................                28,795,226               28,525,109
  Accounts receivable, less allowance for doubtful
    accounts of $792,000 and $174,000.....................                 5,995,466                1,865,503
  Other...................................................                 1,003,960                  700,411
                                                                       -------------             ------------
     TOTAL CURRENT ASSETS.................................                35,983,956               71,109,575
                                                                       -------------             ------------
NETWORKS AND EQUIPMENT
  Networks and networks in process (cost to
    complete of $5,337,000)...............................               125,797,486               85,821,872
  Furniture and equipment.................................                19,423,809               14,017,604
  Leasehold improvements..................................                 7,451,545                3,937,223
                                                                       -------------             ------------
                                                                         152,672,840              103,776,699

  Less accumulated depreciation and amortization..........                16,566,408                3,432,193
                                                                       -------------             ------------
     NET NETWORKS AND EQUIPMENT...........................               136,106,432              100,344,506
                                                                       -------------             ------------
OTHER ASSETS
  Restricted investments..................................                28,873,973               56,206,738
  Debt issuance costs, net................................                 7,029,423                6,793,770
  Miscellaneous...........................................                 2,106,239                  261,328
                                                                       -------------             ------------
     TOTAL OTHER ASSETS...................................                38,009,635               63,261,836
                                                                       -------------             ------------
TOTAL ASSETS.........................................                  $ 210,100,023             $234,715,917
                                                                       =============             ============
LIABILITIES AND MEMBER'S CAPITAL
    (DEFICIT)
CURRENT LIABILITIES
  Accounts payable........................................             $   9,286,552             $ 11,264,241
  Accrued interest........................................                15,191,526               15,521,634
  Accrued other liabilities...............................                 2,105,387                1,185,820
  Current maturities of long-term debt....................                   800,000                  800,000
  Senior Secured Facility.................................                50,000,000                       --
                                                                       -------------             ------------
     TOTAL CURRENT LIABILITIES............................                77,383,465               28,771,695

UNEARNED REVENUES.........................................                 3,406,414                       --
LONG-TERM DEBT, less current maturities:
  15% Senior Notes........................................               200,000,000              200,000,000
  Member subordinated debt (including accrued interest)...                14,746,750                       --
  Notes payable...........................................                 1,800,000                2,533,333
                                                                       -------------             ------------
     TOTAL LIABILITIES....................................               297,336,629              231,305,028
                                                                       -------------             ------------
MEMBER'S CAPITAL (DEFICIT)
  Capital contributions...................................                60,000,000               60,000,000

  Accumulated deficit.....................................              (147,236,606)             (56,589,111)
                                                                       -------------             ------------
     TOTAL MEMBER'S CAPITAL (DEFICIT).....................               (87,236,606)               3,410,889
                                                                       -------------             ------------
TOTAL LIABILITIES AND MEMBER'S CAPITAL (DEFICIT)..........             $ 210,100,023             $234,715,917
                                                                       =============             ============

          See accompanying notes to consolidated financial statements.

                               US XCHANGE, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEAR ENDED DECEMBER 31,

                                                                    1999                1998             1997
                                                               --------------       ------------     -----------
REVENUES..............................................         $   26,429,789       $  7,015,310     $   206,682
                                                               --------------       ------------     -----------
COSTS AND EXPENSES
  Cost of communication services (excluding
  depreciation and amortization, shown separately
  below)..............................................             37,739,781         16,338,583         749,662
  Selling, general and administrative.................             40,554,373         28,679,670       5,065,589
  Depreciation and amortization.......................             13,190,549          3,257,055         189,347
                                                               --------------       ------------     -----------
     TOTAL COSTS AND EXPENSES.........................             91,484,703         48,275,308       6,004,598
                                                               --------------       ------------     -----------
  Loss from operations................................            (65,054,914)       (41,259,998)     (5,797,916)
                                                               --------------       ------------     -----------
INTEREST EXPENSE......................................            (29,537,206)       (13,838,996)        (30,452)
                                                               --------------       ------------     -----------
INTEREST INCOME.......................................              3,944,625          4,476,061              --
                                                               --------------       ------------     -----------
    NET LOSS..........................................         $  (90,647,495)      $(50,622,933)    $(5,828,368)
                                                               ==============       ============     ===========


          See accompanying notes to consolidated financial statements.

                               US XCHANGE, L.L.C.

              CONSOLIDATED STATEMENTS OF MEMBER'S CAPITAL (DEFICIT)

                                     CAPITAL       ACCUMULATED
                                  CONTRIBUTIONS      DEFICIT         TOTAL
Balance, January 1, 1997          $          --  $    (137,810)  $   (137,810)
 Member capital contributions         5,000,000             --      5,000,000
  Net loss for the year                      --     (5,828,368)    (5,828,368)
                                  -------------  -------------   ------------
Balance, December 31, 1997            5,000,000     (5,966,178)      (966,178)
  Member capital contributions       55,000,000             --     55,000,000
  Net loss for the year                      --    (50,622,933)   (50,622,933)
                                  -------------  -------------   ------------
Balance, December 31, 1998           60,000,000    (56,589,111)     3,410,889
  Net loss for the year                      --    (90,647,495)   (90,647,495)
                                  -------------  -------------   ------------
Balance, December 31, 1999        $  60,000,000  $(147,236,606)  $(87,236,606)
                                  =============  =============   ============


          See accompanying notes to consolidated financial statements.

                               US XCHANGE, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER,

                                                                     1999               1998                1997
                                                                ------------        ------------       ------------
OPERATING ACTIVITIES
Net loss..............................................          $(90,647,495)       $(50,622,933)      $ (5,828,368)
Adjustments to reconcile net loss to net cash used in
   operating activities
  Depreciation and amortization.......................            13,988,549           3,609,055            189,347
  Provision for uncollectible accounts................               698,488             227,949              2,000
  Increase in unearned revenues.......................             3,406,414                  --                 --
  Accrued interest on member subordinated debt........               246,750                  --                 --
  Interest earned on restricted investments...........            (3,437,351)         (2,262,063)                --
   Changes in assets and liabilities:
     Accounts receivable..............................            (4,828,448)         (1,948,217)          (147,235)
     Other current assets.............................              (303,550)           (539,803)          (134,933)
     Accounts payable.................................            (1,977,689)          5,945,748          5,318,493
     Accrued liabilities..............................               589,461          16,502,288            205,166
                                                                ------------        ------------       ------------
     NET CASH USED IN OPERATING ACTIVITIES............           (82,264,871)        (29,087,976)          (395,530)
                                                                ------------        ------------       ------------
INVESTING ACTIVITIES
Purchase of restricted investments....................                    --         (82,469,784)                --
Decrease in restricted investments....................            30,500,000
Purchase of networks and equipment....................           (48,906,624)        (75,619,611)       (28,157,088)
Increase in other assets..............................            (1,891,092)           (375,770)           (11,096)
                                                                ------------        ------------       ------------
     NET CASH USED IN INVESTING ACTIVITIES............           (20,297,716)       (158,465,165)       (28,168,184)
                                                                ------------        ------------       ------------
FINANCING ACTIVITIES
Proceeds from long-term debt..........................            64,500,000         201,211,000          2,789,000
Direct costs of financing.............................            (1,033,327)         (7,034,441)                --
Repayment of long-term debt...........................              (733,334)           (666,667)                --
Advances from affiliated company......................                    --              61,211         20,875,304
Member capital contributions........................                      --          33,900,000          5,000,000
                                                                ------------        ------------       ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES........            62,733,339         227,471,103         28,664,304
                                                                ------------        ------------       ------------
     NET INCREASE(DECREASE) IN CASH AND EQUIVALENTS...           (39,829,248)         39,917,962            100,590
CASH AND EQUIVALENTS, beginning of year.............              40,018,552             100,590                 --
                                                                ------------        ------------       ------------
CASH AND EQUIVALENTS, end of year...................            $    189,304        $ 40,018,552       $    100,590
                                                                ============        ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid (net of amounts capitalized)..........          $ 28,572,890        $    279,209       $     12,334
                                                                ============        ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of advances to member's capital............          $         --        $ 21,100,000       $         --
                                                                ============        ============       ============

          See accompanying notes to consolidated financial statements.

                               US XCHANGE, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     US Xchange, L.L.C. and its wholly-owned subsidiaries (Company) provide facilities-based competitive local telecommunications services in selected cities of the north central area of the United States. The Company operates in a single segment and its maximum duration is until December 2030. The Company competes with incumbent local exchange carriers (ILECs) by offering business and residential customers innovative and customized products, superior customer service and lower costs through the use of an advanced telecommunications systems network.

     From its inception in August 1996 until June 30, 1997, the Company was in the development stage. During that time, the Company's principal activities included developing its business plan, hiring management and other key personnel, designing the architecture for its network systems and negotiating an interconnection agreement with an ILEC.

     The Company's sole member and an affiliated company of the member provided equity funding to the Company of $60 million. In August 1999, the member agreed to provide up to $50 million in subordinated debt financing (see Note 3).

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of US Xchange, L.L.C. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of long-term debt, including the senior secured facility, is estimated based on quoted market rates for similar financial instruments.

                             1999                             1998
                 -----------------------------    ------------------------------
                 Carrying Amount    Fair Value    Carrying Amount    Fair Value
                 ---------------   -----------    ---------------   ------------
Long term debt     $267,346,750    $228,346,750     $203,333,333    $203,333,333

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

NETWORKS AND EQUIPMENT

     Networks and equipment are stated at cost. Leasehold improvements are amortized using the straight-line method over their useful life or lease term, whichever is shorter. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

                                                                    YEARS
                                                                    -----
    Telecommunications equipment...................                  5-8
    Fiber optic cable..............................                   20
    Leasehold improvements.........................                 10-15
    Office furniture and equipment.................                  3-7

     Costs directly related to the construction of network systems and facilities, including interest, are capitalized. Uncompleted portions of fiber optic networks are reported as networks in progress. Upon completion, the construction costs will be classified as fiber optic networks and depreciated over their useful lives. Interest expense capitalized in connection with construction projects amounted to approximately $4 million, $2.3 million and $2,000 in 1999, 1998 and 1997, respectively. Repairs and maintenance costs are expensed as incurred. The Company had firm commitments for capital expenditures of approximately $3.8 million at December 31, 1999.

LONG-LIVED ASSETS

     The Company periodically reviews long-lived assets for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

REVENUE RECOGNITION

     Revenues are recognized as services are provided to customers. Sales of indefeasible rights to use fiber or capacity (IRU) are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The revenue is recognized over the life of the agreement as services are provided beginning on the date of customer acceptance. There were no IRU revenues in 1999, 1998 or 1997.

ADVERTISING COSTS

     Costs for advertising, which were approximately $2.1 million, $2 million and $180,000 for the years ended December 31, 1999 and 1998, and 1997 respectively, are expensed as incurred within the fiscal year

INCOME TAXES

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

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. This standard, as amended by SFAS 137 issued in June 1999, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts and, therefore, does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

2.   RESTRICTED INVESTMENTS

     Restricted investments consist of U.S. government securities and money market funds plus accrued interest thereon purchased in connection with the 15% Notes (see Note 3) to secure the first three years' interest payments on these notes. Interest payments are made semi-annually and commenced on January 1, 1999. All these investments are classified as held-to-maturity securities. Such investments are stated at cost, which approximates fair value, and are reported in both current and long-term assets, based upon the maturity dates of the individual securities.

3.   LONG-TERM DEBT

     On August 26, 1999, the Company entered into a line of credit agreement with its sole member for up to $50 million in subordinated debt financing. Borrowings under this arrangement totaled $14.5 million at December 31, 1999. Under this subordinated line of credit, interest accrues on outstanding borrowings at a floating rate equal to prime rate less 1.25% (effectively 7.25% at December 31, 1999), and borrowings are secured by all present and future assets of the Company and are subordinated to the indebtedness under the Company's current and any future secured credit facilities. Repayment of borrowings under this line of credit and all accrued interest will commence upon the repayment of all obligations under the Company's current and future secured credit facilities.

     On April 30, 1999, the Company obtained a $50 million senior secured credit facility pursuant to a loan and security agreement among the Company's wholly-owned subsidiary, US Xchange Finance Company, L.L.C., as borrower, the Company and its operating subsidiaries, as guarantors, and General Electric Capital Corporation (GE Capital), as Administrative Agent and lender. As of December 31, 1999 the full $50 million was outstanding. Issuance costs approximating $1 million are being ratably amortized over the term of the facility. Loans under this facility bear interest at a floating rate equal to either a defined base rate plus 3% or at LIBOR plus 4%, at the borrower's option. The effective interest rate was 10.45 % at December 31, 1999. Interest is payable at least on a quarterly basis. During 1999 unused portions of this facility were subject to a commitment fee ranging between .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable in quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007, based upon the following annual debt reduction formula: 10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of the borrower and its subsidiaries. The Company and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

     The senior secured revolving credit facility contains financial performance covenants regarding minimum quarterly revenues, maximum quarterly EBITDA losses and maximum annual capital expenditures, with which the Company did not comply for the quarter and the year ended December 31, 1999. (EBITDA consists of earnings (losses) before net interest, income taxes, depreciation and amortization.) GE Capital has agreed to forbear from exercising any remedies against the Company as a result of the non-compliance with these covenants through the earlier of a Termination Event, as defined in the forbearance agreement, or July 31, 2000 (the "forbearance period"). As a result, the Company has classified the GE Capital senior secured credit facility as a current liability since there is no assurance that GE Capital will not require repayment of this credit facility after the forbearance period expires.
However, it is anticipated that this credit facility will be settled as a result of the impending merger of the Company's new parent (see footnote 8).

     On June 25, 1998, the Company completed a sale of $200 million principal amount of 15% Senior Notes due 2008 (15% Notes). Of the total net proceeds approximating $193 million, the Company placed approximately $82.5 million, representing funds, together with interest thereon, sufficient to pay the first six semi-annual interest payments on the 15% Notes, into an escrow account for the benefit of the holders. Issuance costs approximating $7 million are being amortized ratably over the term of the debt. Interest on the 15% Notes is payable semi-annually, on January 1 and July 1, commencing January 1, 1999. The Company made interest payments of $15.5 million and $15 million on January 1, 1999 and July 1, 1999, respectively, to the holders of the 15% Notes. The 15% Notes are non-callable and mature in full on July 1, 2008.

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

     On August 28, 1997, the Company entered into a credit facility agreement with a local bank that provided for borrowings of up to $4 million for the acquisition of office furniture, equipment and computer software and for construction costs related to leasehold improvements of office and switch site locations. In March 1998, the credit facility was fully utilized and converted into a term note payable in 60 equal monthly installments commencing April 1998. Amounts borrowed bear interest at 1/2% under the bank's prime rate or 2% over the bank's cost of funds, at the Company's option. The effective rate was 8.0% at December 31, 1999. Specific assets and the guarantee of an affiliated company owned by the Company's sole member secure all borrowings. The credit facility also provides that the affiliated company maintains minimum debt to tangible net worth and current ratio levels. At December 31, 1999, the affiliated company was in compliance with the covenant requirements.

    The aggregate principal repayments of long-term debt over the next five years is as follows:

                YEAR ENDING DECEMBER 31,

2000.................................................                 800,000
2001.................................................                 800,000
2002.................................................                 800,000
2003.................................................                 200,000

4.   RELATED PARTY TRANSACTIONS

     In connection with the Company's issuance of the 15% Notes, advances from an affiliated company owned by the Company's sole member of $21.1 million were converted to member's capital as of March 31, 1998. Under an expense sharing agreement with the affiliated company, the Company incurred $318,500, $346,200 and $257,500 relating to management and administrative services for 1999, 1998 and 1997, respectively. In October 1999, the Company entered into a lease agreement with the affiliated company for certain office furniture in its corporate administrative offices. Total lease costs under this agreement for 1999 was $48,750. The Company also leases its corporate administrative offices from two companies each of which is 50% controlled by the same affiliated company owned by the Company's sole member. Rents paid under these lease agreements during 1999 and 1998 were $822,200 and $198,600, respectively. There were no rents for 1997.

     In June 1997, the Company entered into a lease agreement with another affiliated company owned by the member for aircraft transportation services. Total travel costs incurred under this arrangement for 1999, 1998 and 1997 was $75,200, $101,200 and $69,100, respectively.

5.   EMPLOYEE BENEFIT PLAN

     In May 1997, the Company established a 401(k) plan that covers substantially all employees. Employees who are 21 years of age or older are eligible to participate in the 401(k) plan upon completion of three months of service, at which time they may voluntarily contribute a percentage of compensation. Participants are eligible to receive Company matching contributions after completion of 12 months of service. The Company will match 50% of the participant's contribution up to a maximum of 3% of such participant's eligible annual compensation. Matching contributions vest to the participant over a five-year period. The cost of the plan in 1999 and 1998 was approximately $267,000 and $51,000, respectively. The Company was not required to make a contribution to the plan for 1997.

6.   LEASES

     The Company leases administrative and sales office facilities, operating sites and certain equipment under noncancelable operating leases having initial or remaining terms of more than one year. Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs. Rental expense under these operating leases was $3.4 million, $1.7 million and $83,500 for 1999, 1998 and 1997, respectively

    Future minimum lease payments under noncancelable operating leases at December 31, 1999, were as follows:

                YEAR ENDING                   OFFICE          OPERATING SITE
                DECEMBER 31,                FACILITIES          FACILITIES           EQUIPMENT             TOTAL
     2000                                  $  2,210,557         $   631,785        $  1,095,945         $  3,938,287

     2001                                     2,192,213             640,750             615,439            3,448,401
     2002                                     1,980,657             634,812             307,200            2,922,669
     2003                                     1,397,028             329,964               5,378            1,732,370
     2004                                       580,073             237,739                  --              817,812
     2005-2009                                       --             865,822                  --              865,822


7.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                1999
                                -------------------------------------------------------------------
                                First Quarter      Second Quarter   Third Quarter    Fourth Quarter
---------------------------------------------------------------------------------------------------
Revenues                        $   4,339,438      $   5,947,990    $   7,480,351    $    8,662,010
Operating loss                    (15,985,086)       (16,429,878)     (17,188,349)      (15,451,601)
Net loss                          (20,808,244)       (22,222,439)     (24,386,946)      (23,229,866)
---------------------------------------------------------------------------------------------------

                                                                1998
                                -------------------------------------------------------------------
                                First Quarter      Second Quarter   Third Quarter    Fourth Quarter
---------------------------------------------------------------------------------------------------
Revenues                        $     565,203      $   1,419,200    $   2,144,552     $   2,886,355
Operating loss                     (5,260,764)        (8,569,793)     (12,969,746)      (14,732,695)
Net loss                           (5,321,499)        (8,927,589)     (16,782,717)      (19,591,128)
---------------------------------------------------------------------------------------------------

     At December 31, 1999, the Company reclassified amortization of debt issuance costs to interest expense. These costs had previously been classified as depreciation and amortization expense. This reclassification changed the previously reported quarterly operating losses for 1999 and 1998 as follows:



                                First Quarter      Second Quarter   Third Quarter    Fourth Quarter
                                -------------      --------------   -------------    --------------
1999

As previously reported          $ (16,184,586)     $ (16,629,376)   $ (17,387,849)
Reclassification                      199,500            199,500          199,500
                                -------------      -------------    -------------
                                $ (15,985,088)     $ (16,429,878)   $ (17,188,349)
                                =============      =============    =============


1998

As previously reported          $  (5,260,764)     $  (8,569,793)   $ (12,872,746)   $  (14,908,695)
Reclassification                      -                  -                176,000           176,000
                                -------------      -------------    -------------    --------------
                                $  (5,260,764)     $  (8,569,793)   $ (12,696,746)   $  (14,732,695)
                                =============      =============    =============    ==============

8.   SUBSEQUENT EVENT.

     On May 14, 2000, the new parent of the Company, a corporation wholly-owned by the Company's sole member, entered into a definitive merger agreement with Choice One Communications, Inc. (Choice One), a publicly-held company. Under terms of the agreement, Choice One will exchange 7 million shares of its common stock and $311 million in net cash for all of the outstanding common stock of the Company's parent. In addition, as a condition of the merger, all of the holders of the 15% Senior Notes have agreed to a redemption price equal to 109% of their principal amount plus accrued interest, if any, to the closing date of the merger. Based on the price of Choice One's stock as of the close of business on the day before the merger announcement, the merger is valued at approximately $518 million. The merger is subject to regulatory approvals and other customary conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the executive officers and other key management personnel of US Xchange, including their ages as of December 31, 1999:

       NAME            AGE                     POSITION(S)
-------------------    ---     -------------------------------------------------
Ronald H. VanderPol     48     Co-Chairman
Richard Postma          49     Co-Chairman and Chief Executive Officer
Joseph J. Miglore       54     Executive Vice President and Chief
                               Financial Officer
Donald Offringa         49     Treasurer
Barry Raterink          34     Executive Vice President of Operations
Lee Thibaudeau          47     Regional President of US Xchange of Wisconsin,
                               L.L.C.
Daniel Fabry            36     Vice President of Business Development
Rick G. Pigeon          35     Vice President of Technology and Revenue
                               Assurance
Stephen Oyer            35     Vice President of Sales and Marketing

     Ronald H. VanderPol, Co-Chairman and co-founder of US Xchange, has over 15 years of experience in forming and operating successful telecommunications companies including Teledial America, Inc. (which he founded in 1983 and which later became known as US Signal), a switch-based long distance reseller headquartered in Grand Rapids, MI, which was acquired by LCI International, Inc. in 1996. In 1989, Mr. VanderPol formed City Signal, Inc., one of the earliest providers of competitive local exchange services in the United States with competitive local telephone company operations in eight cities, the Michigan operations of which were acquired by Brooks Fiber Properties, Inc. in 1996 and other components of which were acquired by Nextlink Communications Inc. and Teleport Communications Group Inc. Other telecommunications operations that were started by Mr. VanderPol and were spun-off over the same period of time include Digital Signal, Inc., Teledial America of North Carolina and ATS Network Services of Memphis, Tennessee.

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

     Joseph J. Miglore, Executive Vice President and Chief Financial Officer, brings a vast amount of management and financial experience and expertise to US Xchange. Prior to joining the Company in July 1999, Mr. Miglore served as President and Chief Operating Officer of Batts, Inc. from April 1996 to January 1999 and was responsible for its worldwide operations. Mr. Miglore has during his career participated in numerous domestic and international acquisitions and divestitures. From April 1990 to January 1996, Mr. Miglore was with Ameriwood Industries International Corporation and served as its President and Chief Operating Officer.

     Donald Offringa, CPA, Treasurer, has overseen the financial, tax and risk management matters of US Xchange and our affiliates since our inception in August 1996. In June 1995, Mr. Offringa joined Mr. VanderPol's management team as the Vice President of Finance of RVP Development Corporation, a position he currently holds. Prior to that time, Mr. Offringa had been a partner with BDO Seidman, LLP since 1986, where he had worked with US Signal on various financial advisory matters. He has over 24 years of accounting experience with both private and public companies.

     Barry Raterink, Executive Vice President of Operations, has over 12 years of experience in the telecommunications industry. Prior to joining US Xchange in September 1997, Mr. Raterink was Manager of Engineering, Planning and Provisioning for the Great Lakes regional operations of Brooks Fiber Properties, Inc. since February 1996. From 1986 to January 1996, Mr. Raterink was Manager of the network planning and provisioning groups for Teledial America, Inc., US Signal and City Signal, Inc., after having implemented and managed long distance switch sites for Teledial America, Inc.

     Lee Thibaudeau, Regional President of US Xchange of Wisconsin, L.L.C., a wholly-owned subsidiary of US Xchange, has over 21 years of experience in the telecommunications industry. Prior to joining us in March 1997, Mr. Thibaudeau was Director of Program Management of Schneider National, Inc., a transportation and third-party logistics management company, since February 1996. Mr. Thibaudeau served as Vice President -- Operations of Schneider Communications Incorporated, a regional facilities-based long distance company that was headquartered in Wisconsin and is now a part of Frontier Communications Corporation, a major long distance company which was recently acquired by Global Crossing Ltd., from 1983 to January 1996.

     Daniel Fabry, Vice President of Business Development, has over 14 years of experience in the telecommunications industry. Prior to joining US Xchange in March 1997, Mr. Fabry held the position of Director of Marketing for Schneider Logistics, Inc., a provider of transportation logistics services, since February 1996. From December 1994 until February 1996, Mr. Fabry was the Vice President of Product Development of Schneider Communications and Frontier Communications. From February 1993 to December 1994, Mr. Fabry was the Director of Product Development of Schneider Communications.

     Rick G. Pigeon, Vice President of Technology Development, has over 13 years of experience in the telecommunications industry. Prior to joining us in March 1997, Mr. Pigeon was the Director of Product Development for Airadigm Communications Inc., a PCS provider, from April 1996. Prior to joining Airadigm Communications, Mr. Pigeon was Senior Manager, Local Operations for Frontier Communications from August 1995 to April 1996. From October 1993 to August 1995, Mr. Pigeon was Product Manager at Schneider Communications. Prior thereto, Mr. Pigeon was Manager of Network Systems at Schneider Communications.

     Stephen Oyer, Vice President of Sales and Marketing, has 13 years of experience in the telecommunications industry. Prior to joining us in December 1997, Mr. Oyer was the Senior Director of Sales for Centennial Wireless from March 1995 to November 1996. From June 1993 to February 1995, Mr. Oyer was the Regional General Manager for Centennial Wireless. From August 1990 to May 1992, Mr. Oyer served as National Sales Manager for Centennial Wireless.

LIMITED LIABILITY COMPANY OPERATING AGREEMENT

     The Operating Agreement of US Xchange became effective as of August 1, 1996, and provides that our maximum duration is until December 31, 2030. The Operating Agreement provides that our members will manage our business. Recently, Mr. VanderPol, our Co-Chairman and co-founder, transferred 100% of the membership interests in US Xchange to an S-corporation, US Xchange, Inc., of which Mr. VanderPol is the sole stockholder. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." Members must act collectively through meetings or written consents and vote in proportion to their relative membership interests. Except as the Operating Agreement, our Articles of Organization or applicable law specifically provide otherwise, all decisions of the members require the affirmative vote of the holders of a majority in interest of the membership interests. The Operating Agreement provides for annual meetings of the members to be held at the dates, times and places that the members determine. The holders of at least 25% of the membership interests may call special meetings of the members for any proper purpose at any time.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid to our Chief Executive Officer and the six executive officers of US Xchange whose total annual salary and bonus exceeded $100,000 during 1999.

                                                                                             LONG TERM
                                                      ANNUAL COMPENSATION                  COMPENSATION
                                       ------------------------------------------------    ------------
                                                                           OTHER ANNUAL     SECURITIES        ALL OTHER
NAME AND                                                                   COMPENSATION     UNDERLYING      COMPENSATION
PRINCIPAL POSITION                     YEAR     SALARY($)       BONUS($)        ($)          OPTIONS(#)           ($)
-----------------------------------    ----    -----------     ---------   ------------    ------------     ------------
Richard Postma.....................    1999          -- (1)        -- (1)      --              --               --
Co-Chairman and                        1998          -- (1)        -- (1)      --              --               --
  Chief Executive Officer              1997          -- (1)        -- (1)      --              --               --

Barry Raterink.....................    1999     $115,788           --          --              --               --
Executive Vice President               1998       97,708       $15,000(3)      --              --               --
  of Operations                        1997       22,032         5,000(3)      --              --               --

David J. Easter....................    1999     $122,769           --          --              --               --
Executive Vice President of            1998     $120,000       $30,000(3)      --              --               --
  Planning & Business                  1997      111,667        25,000(3)      --              --               --
  Development(2)

Lee Thibaudeau.....................    1999     $137,802           --          --              --               --
Regional President of US               1998      131,516       $20,000(4)      --              --               --
  Xchange of Wisconsin, L.L.C.         1997      102,917        20,000(4)      --              --               --

Daniel Fabry.......................    1999     $120,461           --          --              --               --
Vice President of Business             1998      120,000       $20,000(4)      --              --               --
Development                            1997       90,461        20,000(4)      --              --               --

Rick G. Pigeon.....................    1999     $108,096           --          --              --               --
Vice President of Technology           1998      105,000       $15,000(4)      --              --               --
and Revenue Assurance                  1997       64,077        15,000(4)      --              --               --

Stephen Oyer.......................    1999     $121,949       $ 4,000(3)      --              --               --
Vice President of Sales                1998       86,434           --          --              --               --
and Marketing



-------------------

(1) Mr. Postma did not receive any salary or bonus for his services as Chief Executive Officer of the Company during 1999, 1998 or 1997. During 1997, Mr. Postma was a member of a law firm that provided legal services to US Xchange.

(2)  Mr. Easter's employment with the Company terminated in November 1999.

(3)  As determined by the Co-Chairmen of US Xchange, at their discretion.

(4) As determined by management in accordance with such officer's employment agreement. See " -- Employment Agreements" below.

EMPLOYMENT AGREEMENTS

     US Xchange has an employment agreement with Joseph J. Miglore, Executive Vice President and Chief Financial Officer. The term of this employment agreement expires on July 12, 2000. The term of this employment agreement is automatically renewable for successive one-year periods unless terminated by either party by written notice at least 90 days prior to the applicable anniversary date of the agreement. Pursuant to Mr. Miglore's employment agreement, we must pay Mr. Miglore an annual salary of not less than $175,000. Mr. Miglore is eligible for additional benefits and for an annual bonus in such amount as is approved by management. In the event that we terminate the employment of Mr. Miglore for any reason other than "just cause" (as defined in the employment agreement), we must continue to pay his salary and benefits for a period of one year following the date of termination. In the event of: (i) the sale of a majority of US Xchange's assets or equity interests; (ii) the completion of an initial public offering of US Xchange's equity interest; or
(iii) a merger of US Xchange with another entity where US Xchange is not the surviving entity, Mr. Miglore must execute an employment agreement with the purchaser/successor for a period of not less than one year, provided that the salary to be paid to Mr. Miglore during such period is not less than Miglore's annual salary immediately prior to the sale, and further provided that the employment agreement must be consistent with the terms and conditions of the employment agreement with US Xchange.

     US Xchange has an employment agreement with each of Lee Thibaudeau, Regional President of US Xchange of Wisconsin, L.L.C., a wholly-owned subsidiary of US Xchange, Daniel Fabry, Vice President of Business Development, and Rick G. Pigeon, Vice President of Technology and Revenue Assurance. The terms of the employment agreements of Messrs. Thibaudeau, Fabry and Pigeon expire on March 16, 2002, March 31, 2002 and April 20, 2000, respectively. The term of each employment agreement is automatically renewable for successive one-year periods unless terminated by either party by written notice at least 90 days prior to the applicable anniversary date of the agreement. Pursuant to these employment agreements, we must pay Messrs. Thibaudeau, Fabry and Pigeon an annual salary of not less than $130,000, $120,000 and $85,000, respectively. Each of such officers is eligible under his employment agreement for an annual bonus in such amount as is approved by management, which the respective employment agreement provides is anticipated at a minimum of $20,000 for each of Messrs. Thibaudeau and Fabry and a maximum of $15,000 for Mr. Pigeon. In the event that we terminate the employment of Mr. Thibaudeau or Mr. Fabry for any reason other than "just cause" (as defined in his employment agreement), we must continue to pay his salary and benefits for a period of one year following the date of termination. Ronald H. VanderPol, our Co-Chairman and co-founder personally guarantee such continuing salary and benefits obligations. See Item 13, "Certain Relationships and Related Transactions." The employment agreements contain customary confidentiality, non-competition and non-solicitation provisions that are effective during the term of the employment agreement and for a period of one year thereafter, unless we terminate the executive's employment without "just cause."

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Ronald H. VanderPol, our Co-Chairman and co-founder, beneficially owns 100% of our membership interests through his ownership of the sole member. See Item 10, "Directors and Executive Officers of the Registrant -- Limited Liability Company Operating Agreement."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ronald H. VanderPol, our Co-Chairman and co-founder, has provided us our initial equity capital of $60 million and up to $50 million under a secured line of credit. Of such amounts, approximately $74.5 million was used as of December 31, 1999 to acquire capital assets and fund operating costs. Of the amounts provided by Mr. VanderPol, (i) approximately $318,500, $346,200 and $257,500 represented the value of management and administrative services provided to us during 1999, 1998 and 1997, respectively, by RVP Development Corporation, a holding company wholly-owned by Mr. VanderPol, pursuant to an Expense Sharing Agreement dated February 1, 1997 between us and RVP and (ii) $3,283,750 represented securities contributed by Mr. VanderPol to US Xchange. Pursuant to the Expense Sharing Agreement, RVP billed us for our pro rata share of employee compensation costs and facilities expenses for our principal executive offices in Grand Rapids, Michigan, which were funded by RVP in 1999, 1998 and 1997. In October 1999 we entered into a lease agreement with RVP for certain office furniture in our corporate administrative offices in Grand Rapids, Michigan. Total rents paid under this agreement in 1999 were $48,750. Richard Postma, our Co-Chairman and Chief Executive Officer, also serves as Co-Chairman of RVP, and Donald Offringa, our Treasurer, also serves as the Vice President of Finance of RVP. RVP has guaranteed our payment obligations under our bank credit facility. See Item 7, "Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     We also lease a corporate aircraft from an entity controlled by Mr. VanderPol under a lease that is terminable by either party upon 10 days' prior written notice. We made payments to this entity for the aircraft totaling approximately $75,200, $101,200 and $69,100 during 1999, 1998 and 1997, respectively.

     The Company moved into its expanded corporate administrative offices in Grand Rapids, Michigan during September 1999. These office facilities are leased under agreements with two companies each of which is 50% controlled by RVP Development Corporation. Rents paid under these arrangements were $822,200, $198,600 and $25,000 in 1999, 1998 and 1997, respectively.

     We believe that the above transactions were and will be on terms no less favorable to us than we could have obtained in transactions with independent third parties.

     Pursuant to employment agreements between us and certain of our executive officers, Mr. VanderPol has personally guaranteed the payment of salary and continuation of benefits for a period of one year following the date of termination of employment of any of such persons in the event that we terminate the employment agreements for any reason other than "just cause." See Item 10, "Directors and Executive Officers of the Registrant --Management -- Employment Agreements."

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

           4.4 Loan and Security Agreement dated as of April 29, 1999, among US Xchange Finance Company, L.L.C., as Borrower, US Xchange, L.L.C., and certain operating subsidiaries of US Xchange, L.L.C., as Guarantors, and General Electric Capital Corporation, as Administrative Agent and lender thereunder (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended)

           4.5 Schedules to Loan and Security Agreement (incorporated by reference to the registrant's Current Report on Form 8-K dated August 23, 1999)

           4.6 Amendment No. 1 to Loan and Security Agreement dated as of February 9, 2000

           4.7 Intercreditor Agreement dated as of February 9, 2000 among US Xchange, L.L.C., US Xchange Finance Company, L.L.C., General Electric Capital Corporation, as Administrative Agent and Ronald H. VanderPol.

          10.1 Expense Sharing Agreement dated February 1, 1997 between US Xchange, L.L.C. and RVP Development Corporation

         *10.2 Employment Agreement dated March 3, 1997 between US Xchange, L.L.C. and Lee Thibaudeau

         *10.3 Employment Agreement dated February 22, 1997 between US Xchange, L.L.C. and Daniel Fabry

         *10.4 Employment Agreement dated March 29, 1997 between US Xchange, L.L.C. and Rick G. Pigeon

          10.5 Business Loan Agreement dated as of August 26, 1999 between US Xchange, L.L.C. and Ronald H. VanderPol

          10.6 Security Agreement dated as of August 26, 1999 between US Xchange, L.L.C. and Ronald H. VanderPol

          10.7 $50,000,000 Promissory Note of US Xchange, L.L.C. dated as of August 26, 1999 payable to Ronald H. VanderPol

          10.8 Lease dated May 8, 1997, as amended by Addendum No. 1 (Revised) dated December 23, 1997, between US Xchange, L.L.C. and Market Square Group, L.L.C.

          10.9 Lease dated January 29, 1999 between US Xchange, L.L.C. and 56 Grandville, L.L.C.

          *10.10 Employment Agreement dated August 1, 1999 between US Xchange,
                 L.L.C. and Joseph J. Miglore

          12.1   Statement re Computation of Ratio of Earnings to Fixed Charges

          21.1   Subsidiaries of the Registrant

          27.1   Financial Data Schedule

          99.1   Risk Factors

     --------------
*        Management contract filed pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE


US Xchange, L.L.C.
Grand Rapids, Michigan

The audits referred to in our report to US Xchange, L.L.C. and subsidiaries dated March 3, 2000, relating to the consolidated financial statements of US Xchange, L.L.C., which is contained in Item 8 of this Form 10-K for the year ended December 31, 1999, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO SEIDMAN, LLP

Grand Rapids, Michigan
 May 17, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                Balance           Charged to                       Balance
                                                                at beginning      Costs and                        at end
                                                                of Period         Expenses       Deductions(1)     of Period
                                                                ------------      ----------     -------------     ---------
Year Ended December 31, 1997
  Reserves and allowances deducted from asset accounts:
         Allowance for uncollectible accounts                     $     -          $  2,000         $    -          $  2,000

Year Ended December 31, 1998
  Reserves and allowances deducted from asset accounts:
         Allowance for uncollectible accounts                     $  2,000         $227,949         $55,949         $174,000

Year Ended December 31, 1999
  Reserves and allowances deducted from asset accounts:
         Allowance for uncollectible accounts                     $174,000         $698,488         $80,488         $792,000


(1) Uncollectible accounts charged off, net of recoveries

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   US XCHANGE, L.L.C.


June 6, 2000                     By:        /s/ Richard Postma
                                      -----------------------------------------
                                      Richard Postma
                                      Co-Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                      TITLE                               DATE

 /s/ Richard Postma         Co-Chairman, Chief Executive Officer    June 6, 2000
Richard Postma


 /s/ Ronald H. VanderPol    Co-Chairman                             June 6, 2000
Ronald H. VanderPol


 /s/ Joseph J. Miglore      Executive Vice President                June 6, 2000
 Joseph J. Miglore          and Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

     No annual report or proxy material has been sent to the Registrant's security holders with respect to fiscal 1999 or any other annual or special meeting of security holders, and the Registrant does not intend to send to holders of its securities any such materials relating to fiscal year 1999.

                                INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                       DESCRIPTION

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

          4.4 Loan and Security Agreement dated as of April 29, 1999, among US Xchange Finance Company, L.L.C., as Borrower, US Xchange, L.L.C., and certain operating subsidiaries of US Xchange, L.L.C., as Guarantors, and General Electric Capital Corporation, as Administrative Agent and lender thereunder (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended)

          4.5 Schedules to Loan and Security Agreement (incorporated by reference to the registrant's Current Report on Form 8-K dated August 23, 1999)

          4.6 Amendment No. 1 to Loan and Security Agreement dated as of February 9, 2000

          4.7 Intercreditor Agreement dated as of February 9, 2000 among US Xchange, L.L.C., US Xchange Finance Company, L.L.C., General Electric Capital Corporation, as Administrative Agent and Ronald H. VanderPol.

          10.1 Expense Sharing Agreement dated February 1, 1997 between US Xchange, L.L.C. and RVP Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-4)

          10.2 Employment Agreement dated March 3, 1997 between US Xchange, L.L.C. and Lee Thibaudeau (incorporated by reference to Exhibit 10.2 to the Form S-4)

          10.3 Employment Agreement dated February 22, 1997 between US Xchange, L.L.C. and Daniel Fabry (incorporated by reference to Exhibit 10.3 to the Form S-4)

          10.4 Employment Agreement dated March 29, 1997 between US Xchange, L.L.C. and Rick G. Pigeon (incorporated by reference to Exhibit 10.4 to the Form S-4)

          10.5 Business Loan Agreement dated as of August 26, 1999 between US Xchange, L.L.C. and Ronald H. VanderPol

          10.6 Security Agreement dated as of August 26, 1999 between US Xchange, L.L.C. and Ronald H. VanderPol

          10.7 $50,000,000 Promissory Note of US Xchange, L.L.C. dated as of August 26, 1999 payable to Ronald H. VanderPol

          10.8 Lease dated May 8, 1997, as amended by Addendum No. 1 (Revised) dated December 23, 1997, between US Xchange, L.L.C. and Market Square Group, L.L.C.

          10.9 Lease dated January 29, 1999 between US Xchange, L.L.C. and 56 Grandville, L.L.C.

          10.10 Employment Agreement dated August 1, 1999 between US Xchange, L.L.C. and Joseph J. Miglore

          12.1      Statement re Computation of Ratio of Earnings to Fixed
                    Charges

          21.1      List of Subsidiaries

          27.1      Financial Data Schedule

          99.1      Risk Factors