Form 10-Q
period 2000-03-31
US XCHANGE LLC
filed 2000-06-06
CIK 1070677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from             to
                                          -------------  -------------

                        Commission file number 333-64717

                               US XCHANGE, L.L.C.
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                        38-3305418
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)

Incorporation or Organization)

20 MONROE AVENUE NW, SUITE 450, GRAND RAPIDS, MICHIGAN                     49503
   (Address of Principal Executive Offices)                           (Zip Code)

       Registrant's telephone number, including area code: (616) 988-7000

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 15, 2000, all of the membership interests of the registrant were held by one affiliate of the registrant.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................................17


PART II  OTHER INFORMATION..........................................................................................18


Item 3. Defaults Upon Senior Securities.............................................................................18


Item 6. Exhibits and Reports on Form 8-K............................................................................18


SIGNATURES..........................................................................................................19


INDEX TO EXHIBITS...................................................................................................20


                                     PART I

                              FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
                               US XCHANGE, L.L.C.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,           DECEMBER 31,
                                                                                        2000                 1999
                                                                                        ----                 ----
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and equivalents....................................................          $1,419,902              $189,304
   Restricted investments..................................................          28,550,368            28,795,226
   Accounts receivable, less allowance for doubtful accounts of
   $1,076,000 and $792,000.................................................           6,794,043             5,995,466
   Other current assets....................................................           1,112,598             1,003,960
                                                                                 -----------------------------------------
         TOTAL CURRENT ASSETS..............................................          37,876,911            35,983,956
                                                                                 -----------------------------------------
NETWORKS AND EQUIPMENT
   Networks and networks in process (cost to complete of $3,000,000)                129,592,135           125,797,486
   Furniture and equipment.................................................          20,574,240            19,423,809
   Leasehold improvements..................................................           7,740,850             7,451,545
                                                                                 -----------------------------------------
                                                                                    157,907,225           152,672,840
   Less accumulated depreciation and amortization..........................          20,936,107            16,566,408
                                                                                 -----------------------------------------
NET NETWORKS AND EQUIPMENT.................................................         136,971,118           136,106,432
                                                                                 -----------------------------------------
OTHER ASSETS
   Restricted investments..................................................          14,704,268            28,873,973
   Debt issuance costs, net................................................           6,817,800             7,029,423
   Miscellaneous...........................................................           2,322,354             2,106,239
                                                                                 -----------------------------------------
   TOTAL OTHER ASSETS......................................................          23,844,422            38,009,635
                                                                                 -----------------------------------------
   TOTAL ASSETS............................................................        $198,692,451          $210,100,023
                                                                                 =========================================
LIABILITIES AND MEMBER'S DEFICIT
CURRENT LIABILITIES
    Accounts payable.......................................................         $10,066,442            $9,286,552
    Accrued interest.......................................................           7,663,064            15,191,526
    Accrued other liabilities..............................................           2,603,126             2,105,387
    Current maturities of long-term debt...................................             800,000               800,000
    Senior Secured Facility................................................          50,000,000            50,000,000
                                                                                 -----------------------------------------
    TOTAL CURRENT LIABILITIES..............................................          71,132,632            77,383,465
UNEARNED REVENUE...........................................................           7,297,557             3,406,414
LONG-TERM DEBT, LESS CURRENT MATURITIES
   15% Senior Notes........................................................         200,000,000           200,000,000
   Notes payable...........................................................           1,600,000             1,800,000
   Member Subordinated Debt (including accrued interest)...................          27,666,962            14,746,750
                                                                                 -----------------------------------------
TOTAL LIABILITIES..........................................................         307,697,151           297,336,629
MEMBER'S DEFICIT
   Capital contributions...................................................          60,000,000            60,000,000
   Accumulated deficit.....................................................        (169,004,700)         (147,236,606)
                                                                                 -----------------------------------------
   TOTAL MEMBER'S DEFICIT..................................................        (109,004,700)          (87,236,606)
                                                                                 -----------------------------------------
   TOTAL LIABILITIES AND MEMBER'S DEFICIT                                          $198,692,451          $210,100,023
                                                                                 =========================================

     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                       -----------------------------------------
                                                                                               2000                 1999
                                                                                       -----------------------------------------
Revenues.................................................................                   $  9,720,601        $  4,339,437
Costs and Expenses
     Cost of communication services......................................                     10,971,909           8,207,998
     Selling, general and administrative.................................                      7,887,858          10,086,505
     Depreciation and amortization.......................................                      4,391,193           2,229,520
                                                                                       --------------------- -------------------
           Total costs and expenses......................................                     23,250,960          20,524,023
                                                                                       --------------------- -------------------
     Loss from operations................................................                    (13,530,359)        (16,184,586)
                                                                                       --------------------- -------------------
Interest Expense.........................................................                     (8,862,370)         (5,933,845)
                                                                                       --------------------- -------------------
Interest Income..........................................................                        624,635           1,310,186
                                                                                       --------------------- -------------------
Net Loss.................................................................                   $(21,768,094)       $(20,808,245)
                                                                                       ===================== ===================



















     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                    -------------------------------------
                                                                                          2000                1999
                                                                                          ----                ----

OPERATING ACTIVITIES
Net loss....................................................................           $(21,768,094)       $(20,808,245)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..........................................               4,602,817           2,229,520
     Provision for doubtful accounts........................................                 284,065              85,000
     Interest earned on restricted investments..............................               (585,437)           (957,295)

     Accrued interest on Member Subordinated Debt...........................                 393,587           -
     Increase in unearned revenue...........................................               3,891,143           -
     Changes in assets and liabilities:
         Accounts receivable................................................             (1,082,642)           (993,245)
         Other current assets...............................................               (108,638)           (243,971)
         Accounts payable...................................................                 779,890         (2,730,628)
         Accrued liabilities................................................             (7,030,723)         (6,390,363)
                                                                                     ---------------     ---------------
         NET CASH USED IN OPERATING ACTIVITIES..............................           $(20,624,032)        (29,809,227)
                                                                                     ---------------     ---------------
INVESTING ACTIVITIES
Decrease in restricted investments..........................................              15,000,000          15,500,000
Purchase of networks and equipment..........................................             (5,244,335)        (14,503,515)

Increase in other assets....................................................               (227,660)           (259,395)
                                                                                     ---------------     ---------------
         NET CASH USED IN INVESTING ACTIVITIES..............................               9,528,005             737,090
                                                                                     ---------------     ---------------
FINANCING ACTIVITIES
Proceeds from long-term debt................................................              12,526,625           -
Repayment of long-term debt.................................................               (200,000)           (133,333)
Direct costs of financing...................................................                --                 (349,825)
                                                                                     ---------------     ---------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..........................              12,326,625           (483,158)
                                                                                     ---------------     ---------------
         NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS....................               1,230,598        (29,555,295)
Cash and equivalents, beginning of period...................................                 189,304          40,018,552
                                                                                     ---------------     ---------------
Cash and equivalents, end of period.........................................              $1,419,902         $10,463,257
                                                                                     ===============     ===============
Supplemental Disclosure of Cash Flow Information
         Interest Paid (net of amounts capitalized).........................             $15,409,781         $15,558,846
                                                                                     ===============     ===============




     See accompanying notes to unaudited consolidated financial statements.

                               US XCHANGE, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

         The consolidated balance sheet of US Xchange, L.L.C. (the "Company") at December 31, 1999 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's accounting policies and certain other disclosures are set forth in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 1999.

2.   RESTRICTED INVESTMENTS

         Restricted investments consist of U.S. government securities and money market funds plus accrued interest thereon purchased in connection with the 15% Senior Notes (see Note 4) to secure the first three years' (six semi-annual) interest payments on these notes, which payments the Company commenced on January 1, 1999. All these investments are classified as held-to-maturity securities. Such investments are stated at cost, which approximates fair value, and are reported in both current and long-term assets, based upon the maturity dates of the individual securities.

3.   UNEARNED REVENUES

         Sales of indefeasible rights to use fiber or capacity ("IRU") are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The revenue is recognized over the life of the agreement as services are provided beginning on the date of customer acceptance. IRU revenues of $32,000 and $0 were earned during the three months ended March 31, 2000 and 1999, respectively.

4.   LONG-TERM DEBT

         In August 1999, the Company entered into a Line of Credit Agreement with its sole member for up to $50 million in subordinated debt financing. Borrowings under this arrangement totaled $27.0 million at March 31, 2000. Under this subordinated line of credit, interest accrues on outstanding borrowings at a floating rate equal to prime rate less 1.25% (effectively 7.75% at March 31, 2000), and borrowings are secured by all present and future assets of the Company and are subordinated to the indebtedness under the Company's current and any future secured credit facilities. Repayment of borrowings under this line of credit and all accrued interest will commence upon the repayment of all obligations under the Company's current and any future secured credit facilities.

         On April 30, 1999, the Company obtained a $50 million senior secured credit facility, pursuant to a Loan and Security Agreement among the Company's wholly-owned subsidiary, US Xchange Finance Company, L.L.C., as borrower, the Company and its operating subsidiaries, as guarantors, and General Electric Capital Corporation ("GE Capital"), as Administrative Agent and lender. As of March 31, 2000 the full $50 million was outstanding. Issuance costs approximating $1 million are being ratably amortized over the term of the facility. Loans under this facility bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0%, at the borrower's option. The effective interest rate was 10.1% at March 31, 2000. Interest is payable at least on a quarterly basis. During 1999, unused portions of this facility subject to a commitment fee ranging between .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable in quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007, based upon the following annual debt reduction formula: 10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of the borrower and its subsidiaries. The Company and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

         The senior secured revolving credit facility contains financial performance covenants regarding minimum quarterly revenues, maximum quarterly EBITDA losses and maximum annual capital expenditures, with which the Company did not comply for the quarters ended December 31, 1999 and March 31, 2000 and for the year ended December 31, 1999. (EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization.) GE Capital has agreed to forbear from exercising any remedies against the Company as a result of the non-compliance with these covenants through the earlier of a Termination Event, as defined by GE Capital, or July 31, 2000 (the "forbearance period"). As a result, the Company has classified the GE Capital senior secured credit facility as a current liability since there is no assurance that GE Capital will not require repayment of this credit facility after the forbearance period expires. However, it is anticipated that this credit facility will be settled as a result of the impending merger of the Company's new parent (see Note 7).

         On June 25, 1998, the Company completed a sale of $200 million principal amount of 15% Senior Notes, due 2008 (the "15% Senior Notes"). Of the total net proceeds approximating $193.0 million, the Company placed approximately $82.5 million, representing funds, together with interest thereon, sufficient to pay the first six semi-annual interest payments on the 15% Senior Notes, into an escrow account for the benefit of the holders. Issuance costs approximating $7.0 million are being amortized ratably over the term of the debt. Interest on the 15% Senior Notes is payable semi-annually, on January 1 and July 1, commencing January 1, 1999. The Company made interest payments of $15 million, $15.5 million and $15.0 million on January 1, 2000, July 1, 1999 and January 1, 1999, respectively, to the holders of the 15% Senior Notes. The 15% Senior Notes are non-callable and mature in full on July 1, 2008.

         The 15% Senior Notes are unsubordinated, unsecured senior indebtedness of the Company. The Company's subsidiaries have no obligation to pay amounts due on the 15% Senior Notes and do not guarantee the 15% Senior Notes. Therefore, the 15% Senior Notes are effectively subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries.

         The 15% Senior Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain subsidiaries to incur additional indebtedness, pay dividends or make distributions or redemptions in respect of membership interests.

         On August 28, 1997, the Company entered into a credit facility agreement with a local bank that provided for borrowings of up to $4 million for the acquisition of office furniture, equipment and computer software and for construction costs related to leasehold improvements of office and switch site locations. In March 1998, the credit facility was fully utilized and converted into a term note payable in 60 equal monthly installments commencing April 1998. Amounts borrowed bear interest at 1/2% under the bank's prime rate or 2% over the bank's cost of funds, at the Company's option. The effective rate was 8.50% at March 31, 2000. Specific assets and the guarantee of an affiliated company owned by the Company's majority member secure all borrowings. The credit facility also provides that the affiliated company maintains minimum debt to tangible net worth and current ratio levels. At March 31, 2000, the affiliated company was in compliance with the covenant requirements.

         The aggregate principal repayments of long-term debt over the next five years are as follows:

                                YEAR ENDING DECEMBER 31,
              --------------------------------------------------------------------------------------------
               2000 (9 months)                                                               600,000
               2001                                                                          800,000
               2002                                                                          800,000
               2003                                                                          200,000


5. RELATED PARTY TRANSACTIONS

         Under an expense sharing agreement with an affiliated company, the Company incurred $19,414 and $82,153 relating to management and administrative services for the three months ended March 31, 2000 and 1999, respectively. In October 1999, the Company entered into a lease agreement with the affiliated company for certain office furniture in its corporate administrative offices. Total lease costs under this agreement for the three months ended March 31, 2000 was $48,750. The Company also leases its corporate administrative offices from two companies each of which is 50% controlled by the same affiliated company. Rents paid under these lease agreements were $394,207 and $134,757 for the three months ended March 31, 2000 and 1999, respectively.

         The Company has a lease agreement with another affiliated company owned by the majority member for aircraft transportation services. Total costs incurred under this arrangement for the three months ended March 31, 2000 and 1999 were $6,095 and $33,350, respectively.

         See also Note 4 regarding the Company's borrowings under the subordinated line of credit from the Company's sole member.

6. LEASES

         The Company leases administrative and sales office facilities, operating sites and certain equipment under noncancelable operating leases having initial or remaining terms of more than one year. Certain of the Company's facility leases include renewal options, and most leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs. Rental expense under these operating leases for the three months ended March 31, 2000 and 1999 was $1,127,800 and $719,600 respectively.

         Future minimum lease payments under noncancelable operating leases at March 31, 2000 were as follows:

            YEAR ENDING                                OPERATING SITE
           DECEMBER 31,         OFFICE FACILITIES        FACILITIES          EQUIPMENT             TOTAL
        --------------------------------------------------------------------------------------------------------
        2000 (9 months)......        $  1,726,259          $  474,310        $  816,517       $  3,017,085
        2001.................           2,192,213             640,750           615,439          3,448,401
        2002.................           1,980,657             634,812           307,200          2,922,669
        2003.................           1,397,028             329,964             5,378          1,732,370
        2004.................             580,073             237,739         --                   817,812
        2005-2009............          --                     865,822         --                   865,822

        ========================================================================================================

7. SUBSEQUENT EVENT

         On May 14, 2000, the new parent of the Company, a corporation wholly-owned by the Company's sole member, entered into a definitive merger agreement with Choice One Communications, Inc. ("Choice One"), a publicly-held company. Under terms of the agreement, Choice One will exchange 7 million shares of its common stock and $311 million in net cash for all of the outstanding common stock of the Company's parent. Based on the price of Choice One's common stock as of the close of business on the day before the merger announcement, the merger is valued at approximately $518 million. In addition, as a condition of the merger, all of the holders of the 15% Senior Notes have agreed to a redemption price equal to 109% of their principal amount plus accrued interest, if any, to the closing date of the merger. The merger is subject to regulatory approvals and other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information, the discussion in this Item 2 contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors. These factors include, but are not limited to, the risks we discuss below and under the caption "Risk Factors" in Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by reference.

OVERVIEW

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

         To further leverage our fixed costs, we have identified selective channels for the sale of our services on a wholesale basis. For example, we offer our local and internet access services on a wholesale basis to internet service providers in certain of our markets. We have established and expect to establish additional strategic alliances with, and supply wholesale services to, electric utility companies and other selected telecommunications providers for resale to their own customers. We also expect to generate revenues from the sale of dark fiber along our long-haul routes and certain of our local network rings. Since 1999, we have sold indefeasible rights to use our fiber to several other carriers and are pursuing similar arrangements with certain other carriers as a source of additional revenues. Beginning in the first quarter of 2000, we have earned approximately $32,000 of revenues from IRUs, which revenues we will earn over the life of the IRU as services are provided.

OPERATING EXPENSES

         Our primary operating expenses consist of the cost of communication services, selling, general and administrative expenses and depreciation and amortization charges.

         Cost of Communications Services. Cost of communication services consists of the fixed costs of leased facilities, minutes-of-use charges for origination and termination services and access line charges for local and long distance services, including the costs to use incumbent local telephone company unbundled network elements, costs for installation and initial service turn-up, and costs of network personnel. We also incur rights-of-way costs and, in certain markets, franchise fees and taxes paid to local governments based on revenue. After we install our network infrastructure and activate our switching systems, we can add customers and associated revenues with lower incremental cost of communication services, so that such customers provide greater contributions to our operating cash flows and EBITDA. With an expanding customer base and the continued conversion of those customers to our own facilities-based switches, we expect that cost of communications services will represent a smaller percentage of revenues. While we primarily target businesses, internet service providers, and governmental and other institutional customers, we believe that, once a network is operational, the marginal cost of providing our services to residential customers is low enough to allow us to economically address these customers because they generally require less complex services than other customers. Cost of communication services does not include depreciation and amortization.

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

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

         Revenues for the first quarter of 2000 totaled $9.7 million, an increase of 126% over the $4.3 million in the comparable period in 1999. The increase is attributable to the continued growth in our customer base in all of our markets and increased usage by our current customers. Revenues derived from our facilities-based switched operations during the first quarter of 2000 were $4.9 million, an increase of 656% over the comparable quarter of 1999 total of $648,000. This increase was the result of continued growth in the number of facility-based customers as well as the continued conversion of resale customers to our own switches in all of our facilities-based markets. At March 31, 2000, we had approximately 60,100 installed local access lines in service, of which approximately 66% were served by our own facilities.

         Cost of communication services increased to $11 million for the first quarter of 2000, or 113% of revenues, from $8.2 million, or 189% of revenues, for the comparable period in 1999. The increase relates primarily to the costs of leased telecommunications facilities and services in connection with the growth of our local and long distance services.

         Selling, general and administrative expenses were $7.9 million, or 81% of revenues, for the first quarter of 2000, compared to $10.1 million, or 232% of revenues, for the same period in 1999. The decrease was due primarily to reduced personnel costs associated with improved processes and procedures.

         Depreciation and amortization expenses increased to $4.4 million for the first quarter of 2000 from $2.2 million for the comparable period in 1999. The increase primarily reflects the thirteen switches and networks that were commercially operational during the first quarter of 2000 compared to eight switches and networks in operation for the same quarter of 1999.

         Interest expense for the three months ended March 31, 2000 increased $3.0 million to $8.9 million compared to $5.9 million during the same period in 1999. The increase relates primarily to the accrual of interest on the senior secured credit facility and the subordinated secured line of credit from the sole member. Interest costs of $559,000 and $1.6 million were capitalized during the three months ended March 31, 2000 and 1999, respectively, as part of the construction costs of our networks.

         Interest income of $625,000 for the first quarter of 2000 resulted primarily from interest earnings on the short-term investment of the cash proceeds from the issuance of the 15% Senior Notes.

         For the reasons stated above, our net loss increased to $21.8 million for the first quarter of 2000, compared with $20.8 million for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our deficiency in net cash used in operations was $20.6 million for the three months ended March 31, 2000, compared to $29.8 million for the comparable period in 1999. Cash from operating activities in 2000 were used primarily to fund our net loss of $21.8 million. The reduction in the deficiency of $8 million is primarily due to an increase in unearned revenues of $3.9 million relating to sales of indefeasible rights to use our fiber optic networks, additional depreciation and amortization expense of $2.4 million and an improved working capital position of $2.1 million. For the same period in 1999, cash from operating activities was used primarily to fund our net loss of $20.8 million and a decrease in accounts payable and accrued liabilities of $9.1 million. We expect that negative operating cash flows will continue as we expand our operations and transition our customers from resale services to facilities-based services.

         Our net cash from investing activities for the three months ended March 31, 2000 provided cash of $9.5 million primarily due to a $15 million decrease in restricted investments for payment of interest on our 15% Senior Notes offset by expenditures for our switching and long haul fiber optic networks of $5.2 million. Net cash from investing activities during the same period in 1999 was $737,100 primarily due to a $15.5 million decrease in restricted investments for payment of interest on our 15% Senior Notes offset by $14.5 million used to acquire network related equipment, office equipment and information systems software and to construct local and long haul fiber optic networks.

         Our financing activities provided net cash of $12.3 million during the three months ended March 31, 2000. This relates primarily to $12.5 million of proceeds received from borrowings under our subordinated debt arrangement with our sole member, offset by a $200,000 repayment of principal on our bank credit facility. For the comparable period in 1999 our financing activities used cash of $483,200 for repayment of principal on our bank credit facility and for payment of debt issuance costs incurred to obtain the senior secured credit facility.

         At March 31, 2000, we had $2.4 million of outstanding indebtedness under our bank credit facility. The borrowings bear interest at an annual rate equal to (1) 1/2 % under the bank's prime lending rate or (2) 2% over the bank's costs of funds, at our option. The effective annual interest rate of the bank credit facility was 8.5% at March 31, 2000. The borrowings are repayable in monthly installments of $66,667 through March 31, 2003 and are secured by specific assets of US Xchange and one of our wholly owned subsidiaries and by the guarantees of the same subsidiary and of RVP Development Corporation.

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

All financial covenants under the bank credit facility apply to RVP Development Corporation and not to US Xchange. At March 31, 2000, RVP Development Corporation was in compliance with all of its covenant requirements under the bank credit facility. On June 25, 1998 we issued and sold $200 million aggregate principal amount of our 15% Senior Notes due July 1, 2008. Of the $193.0 million of net proceeds that we received for these Notes, we used approximately $82.5 million to purchase U.S. government securities, including accrued interest, to secure and fund our first six scheduled semi-annually payments of interest on these Notes. Interest on the 15% Senior Notes is payable semi-annually, on January 1 and July 1. The Company made interest payments of $15 million, $15.5 million and $15.0 million on January 1, 2000, July 1, 1999 and January 1, 1999, respectively, to the holders of the 15% Senior Notes.

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

         On April 30, 1999, we obtained a $50.0 million senior secured revolving credit facility, pursuant to a Loan and Security Agreement among our wholly-owned subsidiary US Xchange Finance Company, L.L.C., as borrower, US Xchange and our operating subsidiaries, as guarantors, and General Electric Capital Corporation, as Administrative Agent and lender. As of March 31, 2000, we had $50 million outstanding under this facility. All outstanding borrowings bear interest at a floating rate equal to either a defined base rate plus 3.0% or at LIBOR plus 4.0% at our option. The effective rate was 10.1% as of March 31, 2000. Interest is payable at least on a quarterly basis. During 1999, unused portions of this facility were subject to a commitment fee ranging between .75% and 1.25% of the unused amount. The aggregate outstanding principal is repayable in quarterly installments, commencing July 31, 2002 and continuing through April 30, 2007 based upon the following annual debt reduction formula: 10%, 15%, 20%, 25% and 30%. Borrowings are secured by all present and future real and personal property, assets and revenues of the borrower and its subsidiaries. US Xchange and the subsidiaries of the borrower have guaranteed the repayment of all indebtedness under this facility.

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



     These limitations are subject to a number of important qualifications and exceptions. However, if we fail to comply with these restrictions or other covenants under the facility and, in some cases, fail to cure our noncompliance, GE Capital, as the administrative agent and sole lender under the facility, could declare a default or a default could be deemed immediately to occur and GE Capital would be entitled to make all borrowings immediately due and payable. As of and for the quarter ended March 31, 2000, we were not in compliance with certain financial performance covenants under the facility, and we do not expect to be in compliance with these covenants for subsequent periods.

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

     -    certain events of bankruptcy;

     -    termination of the merger.

     We currently expect to complete this merger by July 31, 2000. Pursuant to the merger agreement, we will receive sufficient cash consideration to pay the obligations under the senior secured credit facility and the 15% Senior Notes in full. However, we can give no assurance that none of the events listed above will occur, that we will complete the merger by July 31, 2000 or that GE Capital will again agree to forbear from exercising its rights under the loan agreement. If GE Capital exercises its remedies under the loan agreement, we may be required to repay all or any portion of the outstanding borrowings under the facility. If this occurs prior to the completion of the merger and we cannot otherwise satisfy our payment obligations under the senior secured credit facility, our business would be materially adversely affected and we would also be in default of the indenture governing the 15% Senior Notes.


         On August 26, 1999, the Company entered into a Line of Credit Agreement with our Co-Chairman, Mr. VanderPol, for up to $50.0 million in subordinated debt financing. Borrowings under this arrangement totaled $27.0 million at March 31, 2000. Interest accrues on outstanding borrowings at a floating rate equal to prime rate less 1.25%. The effective rate was 7.75% at March 31, 2000. All borrowings are secured by all present and future assets of the Company and are subordinated to the indebtedness under the Company's current and future secured credit facilities. Repayment of borrowed amounts and all accrued interest thereon will commence upon the repayment of all obligations under our current and any future secured credit facilities.

         Our operations have required a substantial capital investment for the purchase of telecommunications equipment and the construction and development of our networks. Since the beginning of fiscal 1997 and through March 31, 2000, we have spent approximately $157.9 million on capital expenditures. We have funded these expenditures through our existing equity capital, the net proceeds from the sale of our 15% Senior Notes and borrowings under our GE Capital senior secured credit facility, our subordinated secured line of credit from Mr. VanderPol and our bank credit facility.

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

         We estimate that, as of March 31, 2000, our future capital requirements (including requirements for capital expenditures, working capital, debt service and operating losses) to fund the operating losses of our networks, the expansion of certain of our local networks and the planned installation of long-haul fiber interconnecting our networks will total approximately $69.8 million. Of this amount, approximately $5.0 million was committed for capital expenditures required for the completion of our long-haul routes and the expansion of certain of our local networks through the second quarter of 2000. We plan to finance these capital requirements with the available borrowings under our subordinated line of credit from our majority member (approximately $23.0 million as of March 31, 2000), cash expected to be generated from future revenues, and interim debt financing of up to $25 million provided by Choice One under the merger agreement, and possibly through sales of dark fiber along our local and long-haul networks. We currently have no commitments for additional debt or equity financing, and we can give no assurance that additional debt or equity financing will be available to us on terms we consider acceptable or at all. If we are unable to complete the merger with Choice One, to secure additional debt or equity financing or to sell any dark fiber on acceptable terms, we may be required to modify or delay some of our planned capital expenditures, which could have a material adverse effect on our business.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk related to changes in interest rates because the interest rate on approximately $79.4 million of our debt is indexed to floating interest rates. We monitor the risk associated with interest rates on an ongoing basis, but we have not entered into any interest rate swaps or other financial instruments to actively hedge the risk of changes in prevailing interest rates.

         We have outstanding $200 million of 15% Senior Notes, which mature on July 1, 2008 and pay interest semi-annually on January 1 and July 1 of each year. The effective interest rate is 15.35%. As of March 31, 2000, the fair market value of the 15% Senior Notes was approximately $153 million. As a result of issuing fixed interest securities, we are less sensitive to market rate fluctuations.

                                     PART II

                                OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company's $50.0 million senior secured revolving credit facility contains quarterly financial performance covenants regarding minimum revenues and maximum EBITDA losses, which the Company did not satisfy for the quarter ended March 31, 2000. General Electric Capital Corporation, as Administrative Agent and sole lender under this facility, has agreed to forbear from declaring a default of our obligations under the facility and from exercising its rights and remedies relating to this non-compliance until July 31, 2000.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits filed with (or incorporated by reference into) this report

               2.1 Agreement and Plan of Merger by and among Choice One Communications Inc., Barter Acquisition Corporation, US Xchange, Inc. and the Stockholder of US Xchange, Inc. dated as of May 14, 2000 (incorporated by reference to Exhibit
                    99.2 to the Current Report on Form 8-K/A of Choice One Communications Inc. dated May 14, 2000 filed on May 16,
                    2000)
               3.1 Articles of Organization of US Xchange, L.L.C. (incorporated by reference to Exhibit 3.1 to the registrant's registration statement on Form S-4 (Commission File No. 333-64717) filed September 30, 1998, the "Form S-4")
               3.2 Operating Agreement of US Xchange, L.L.C. dated as of August 1, 1996 (incorporated by reference to Exhibit 3.2 to the Form S-4)
               4.1 Loan and Security Agreement dated as of April 29, 1999, among US Xchange Finance Company, L.L.C., as Borrower, US Xchange, L.L.C. and certain operating subsidiaries of US Xchange, L.L.C., as Guarantors, and General Electric Capital Corporation, as Administrative Agent and lender thereunder (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended)
               4.2 Schedules to Loan and Security Agreement (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K dated August 23, 1999)
               27.1 Financial Data Schedule for Three Months Ended March 31,
                    2000
               99.1 Risk Factors, incorporated herein by reference to Exhibit
                    99.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999





         (b)      Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                US XCHANGE, L.L.C.


June 6, 2000                    By:  /s/ Richard Postma
                                     -------------------------------------------
                                     Richard Postma, Co-Chairman and Chief
                                     Executive Officer


June 6, 2000                    By:  /s/ Joseph J. Miglore
                                     -------------------------------------------
                                     Joseph J. Miglore, Executive Vice President
                                     and Chief Financial Officer (Principal
                                     Financial Officer and Principal Accounting
                                     Officer)

                                INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                        DESCRIPTION
           ------    -----------------------------------------------------------

            2.1      Agreement and Plan of Merger by and among Choice One
                     Communications Inc., Barter Acquisition Corporation,
                     US Xchange, Inc. and the Stockholder of US Xchange,
                     Inc. dated as of May 14, 2000(incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K/A of Choice One Communications Inc. dated
                     May 14, 2000 filed on May 16, 2000)

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

            27.1     Financial Data Schedule for Three Months Ended March
                     31, 2000

            99.1     Risk Factors, incorporated herein by reference to
                     Exhibit 99.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
